Form 10-Q
period 2018-06-30
Hancock Jaffe Laboratories, Inc.
filed 2018-08-10
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission file number: 001-38325

Hancock Jaffe Laboratories, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0936180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Doppler

Irvine, California 92618

(Address of principal executive offices)

(949) 261-2900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of August 10, 2018, there were 11,717,307 shares of common stock outstanding.

HANCOCK JAFFE LABORATORIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current Assets:
Cash	$5,942,424	$77,688
Accounts receivable, net	28,964	35,181
Prepaid expenses and other current assets	137,632	57,544
Total Current Assets	6,109,020	170,413
Property and equipment, net	19,084	23,843
Intangible assets, net	1,047,756	1,109,410
Deferred offering costs	-	880,679
Security deposits and other assets	29,843	30,543
Total Assets	$7,205,703	$2,214,888

Liabilities, Temporary Equity and Stockholders’ Equity (Deficiency)
Current Liabilities:
Accounts payable	$1,361,288	$1,451,244
Accrued expenses and other current liabilities	1,184,796	903,594
Accrued interest - related parties	-	20,558
Convertible notes payable, net of debt discount	-	1,574,832
Convertible note payable - related party	-	499,000
Notes payable	-	275,000
Notes payable - related party	-	270,038
Deferred revenue	49,000	103,400
Derivative liabilities	-	3,076,918
Total Liabilities	2,595,084	8,174,584

Redeemable Convertible Series A Preferred Stock, par value $0.00001, 0 and 1,005,700 shares issued and outstanding and liquidation preference of $0 and $10,801,863 at June 30, 2018 and December 31, 2017, respectively	-	3,935,638
Redeemable Convertible Series B Preferred Stock, par value $0.00001, 0 and 253,792 shares issued and outstanding and liquidation preference of $0 and $3,103,416 at June 30, 2018 and December 31, 2017, respectively	-	1,235,117
Commitments and Contingencies
Stockholders’ Equity (Deficiency):
Preferred stock, par value $0.00001, 10,000,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 50,000,000 shares authorized, 11,717,307 and 6,133,678 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	117	61
Additional paid-in capital	49,923,221	24,389,307
Accumulated deficit	(45,312,719)	(35,519,819)
Total Stockholders’ Equity (Deficiency)	4,610,619	(11,130,451)
Total Liabilities, Temporary Equity and Stockholders’ Equity (Deficiency)	$7,205,703	$2,214,888

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues:
Product sales	$-	$-	$-	$152,400
Royalty income	28,963	38,800	60,028	66,708
Contract research - related party	54,400	-	54,400	-
Total Revenues	83,363	38,800	114,428	219,108
Cost of revenues	-	-	-	188,734
Gross Profit	83,363	38,800	114,428	30,374

Selling, general and administrative expenses	2,914,723	1,085,624	4,161,731	2,135,167
Research and development expenses	280,419	184,919	520,912	257,579
Loss from Operations	(3,111,779)	(1,231,743)	(4,568,215)	(2,362,372)

Other Expense (Income):
Amortization of debt discount	2,005,479	23,634	6,575,236	23,634
Loss (gain) on extinguishment of convertible notes payable	43,474	-	(1,481,317)	-
Interest expense, net	111,960	15,682	322,422	24,934
Change in fair value of derivative liabilities	(227,279)	(22,147)	(191,656)	1,622
Total Other Expense	1,933,634	17,169	5,224,685	50,190

Net Loss	(5,045,413)	(1,248,912)	(9,792,900)	(2,412,562)
Deemed dividend to preferred stockholders	(3,180,860)	(113,779)	(3,310,001)	(214,911)
Net Loss Attributable to Common Stockholders	$(8,226,273)	$(1,362,691)	$(13,102,901)	$(2,627,473)

Net Loss Per Basic and Diluted Common Share:	$(1.06)	$(0.22)	$(1.88)	$(0.43)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	7,781,603	6,123,482	6,962,193	6,062,082

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at January 1, 2018	6,133,678	$61	$24,389,307	$(35,519,819)	$(11,130,451)
Common stock issued in initial public offering [1]	1,725,000	17	6,070,135	-	6,070,152
Derivative liabilities reclassified to equity	-	-	3,594,002	-	3,594,002
Preferred stock converted to common stock	1,743,231	18	5,170,737	-	5,170,755
Common stock issued in connection with May Bridge Notes	55,000	1	228,965	-	228,966
Common stock issued in satisfaction of Advisory Board fees payable	30,000	-	90,000	-	90,000
Common stock issued upon conversion of convertible debt and interest	1,650,537	17	8,252,669	-	8,252,686
Common stock issued upon conversion of related party convertible debt and interest	120,405	1	517,741	-	517,742
Common stock issued upon exchange of related party notes payable and interest	35,012	-	150,553	-	150,553
Common stock issued in satisfaction of deferred salary	44,444	-	200,000	-	200,000
Stock-based compensation:
Amortization of stock options	-	-	278,435	-	278,435
Common stock granted to consultants	180,000	2	801,677	-	801,679
Warrants granted to consultants	-	-	179,000	-	179,000
Net loss	-	-	-	(9,792,900)	(9,792,900)
Balance at June 30, 2018	11,717,307	$117	$49,923,221	$(45,312,719)	$4,610,619

[1] net of offering costs of $2,554,848

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(9,792,900)	$(2,412,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	6,575,236	23,634
Gain on extinguishment of convertible notes payable	(1,481,317)	-
Stock-based compensation	1,259,114	274,752
Depreciation and amortization	66,413	72,912
Change in fair value of derivatives	(191,656)	1,622
Changes in operating assets and liabilities:
Accounts receivable, net	6,217	(15,300)
Inventory	-	90,908
Prepaid expenses and other current assets	(80,088)	(69,650)
Security deposit and other assets	700	(1,000)
Accounts payable	(9,956)	249,373
Accrued expenses	536,156	63,602
Deferred revenues	(54,400)	-
Total adjustments	6,626,419	690,853
Net Cash Used in Operating Activities	(3,166,481)	(1,721,709)

Cash Flows from Investing Activities
Collection of receivable for sale of assets	-	166,250
Issuance of note receivable to related party	-	(160,000)
Advances to related party	-	(31,350)
Purchase of property and equipment	-	(2,265)
Net Cash Used in Investing Activities	-	(27,365)

Cash Flows from Financing Activities
Proceeds from initial public offering, net [1]	7,657,427	-
Initial public offering costs paid in cash	(706,596)	(40,002)
Repayments of notes payable	(1,125,000)	-
Proceeds from issuance of note payable to related party	-	311,000
Repayments of notes payable - related party	(120,864)	(87,852)
Proceeds from issuance of notes payable, net of commission	722,500	-
Proceeds from issuance of convertible notes, net of cash offering costs	2,603,750	892,430
Net proceeds from issuance of redeemable Series B preferred stock and warrant	-	632,900
Net Cash Provided by Financing Activities	9,031,217	1,708,476

Net Increase (Decrease) in Cash	5,864,736	(40,598)
Cash - Beginning of period	77,688	56,514
Cash - End of period	$5,942,424	$15,916

[1] Net of offering costs paid from escrow of $967,573

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS - continued

(unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Years For:
Interest	$307,340	$27,148

Non-Cash Financing Activities
Conversion of convertible note payable - related party and accrued interest into common stock	$517,742	$-
Exchange of note payable - related party and accrued interest into common stock	$150,553	$-
Fair value of placement agent warrants issued in connection with preferred stock offering included in derivative liabilities	$-	$2,130
Fair value of warrants issued in connection with convertible debt included in derivative liabilities	$1,046,763	$307,060
Embedded conversion option in convertible debt included in derivative liabilities	$1,239,510	$426,379
Derivative liabilities reclassified to equity	$6,059,823	$-
Conversion of convertible notes payable and accrued interest into common stock	$5,743,391	$-
Conversion of preferred stock into common stock	$5,170,755	$-

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Business Organization and Nature of Operations

Hancock Jaffe Laboratories, Inc. (“Hancock Jaffe” or the “Company”) develops and sells biological tissue solutions to treat patients with coronary, vascular, end stage renal and peripheral arterial diseases in the United States and Europe. Hancock Jaffe was incorporated in the State of Delaware on December 22, 1999.

The Company develops and manufactures implantable cardiovascular bioprosthetic devices for patients with cardiovascular disease, peripheral arterial and venous disease, and end stage renal disease, and has manufactured and developed the following medical devices that have, or are in the process of seeking Class III U.S. Food and Drug Administration (“FDA”) approval:

●	ProCol® Vascular Bioprosthesis;

●	Bioprosthetic Heart Valve;

●	Coronary Artery Bypass Graft, an “off the shelf” device, Coreograft™; and

●	Bioprosthetic Venous Valve, the VenoValve™.

The Company also realizes sub-contract manufacturing and royalty revenue from sales of the ProCol® Vascular Bioprosthesis for hemodialysis patients with end stage renal disease, which has been approved by the FDA, as well as revenue from research and development services performed on behalf of Hancock Jaffe Laboratory Aesthetics, Inc. (“HJLA”), pursuant to a Development and Manufacturing Agreement dated April 1, 2016.

On October 31, 2017, our Board of Directors approved a 1 for 2 reverse stock split of the Company’s common stock, which was effected on December 14, 2017. Per share and share amounts presented herein have been adjusted for all periods presented to give retroactive effect to the aforementioned stock splits.

Note 2 - Initial Public Offering

On May 30, 2018, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The Company completed its initial public offering of 1,500,000 units (the “Units”) at $5.00 per unit on June 4, 2018, each consisting of one share of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), and a warrant to purchase one share of common stock with an exercise price of $6.00 per share. Aggregate gross proceeds from the IPO were $7,500,000, before underwriting discounts and commissions.

In connection with the IPO, on June 1, 2018, the Company filed an Amended and Restated Certificate of Incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware and adopted Amended and Restated Bylaws (the “Restated Bylaws”). The Company’s Board of Directors and stockholders previously approved the Restated Certificate and the Restated Bylaws to be effective immediately prior to the closing of the IPO.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

On June 8, 2018, the underwriters notified the Company of their exercise in full of their option to purchase an additional 225,000 Units (the “Additional Units”) to cover over-allotments. On June 12, 2018, the underwriters purchased the Additional Units at the IPO price of $5.00 per Unit, generating $1,125,000 in gross proceeds before underwriting discounts and commissions.

Pursuant to the Restated Certificate, the Company is authorized to issue an aggregate of 60,000,000 shares of stock, of which 50,000,000 shares are designated as common stock, and 10,000,000 shares are designated as preferred stock (see Note 9 – Temporary Equity and Stockholders’ Equity (Deficiency)).

Note 3 – Going Concern and Management’s Liquidity Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred a net loss of $9,792,900 during the six months ended June 30, 2018 and had an accumulated deficit of $45,312,719 at June 30, 2018. Cash used in operating activities was $3,166,481 for the six months ended June 30, 2018. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the financial statements.

As of June 30, 2018, Hancock Jaffe had a cash balance of $5,942,424 and working capital of $3,513,936.

The Company expects to continue incurring losses for the foreseeable future and will need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products.

Historically, the Company has been successful in raising funds to support its capital needs. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company cannot provide any assurance that it will be able to raise additional capital or obtain new financing on commercially acceptable terms. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Form S-1/A filed with the SEC on May 30, 2018. The condensed balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include the valuation allowance related to the Company’s deferred tax assets, and the valuation of warrants and derivative liabilities.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees relating to pending initial public offerings, are capitalized within non-current assets and are offset against the proceeds upon the consummation of the offering. Deferred offering costs of $2,554,848, consisting primarily of legal, accounting and underwriting fees, were charged to additional paid in capital upon the consummation of the IPO on June 4, 2018.

Investments

Equity investments over which the Company exercises significant influence, but does not control, are accounted for using the equity method, whereby investment accounts are increased (decreased) for the Company’s proportionate share of income (losses), but investment accounts are not reduced below zero.

The Company holds a 28.5% ownership investment, consisting of founders’ shares acquired at nominal cost, in Hancock Jaffe Laboratory Aesthetics, Inc. (“HJLA”). To date, HJLA has recorded cumulative losses. Since the Company’s investment is recorded at $0, the Company has not recorded its proportionate share of HJLA’s losses. If HJLA reports net income in future years, the Company will apply the equity method only after its share of HJLA’s net income equals its share of net losses previously incurred.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

FASB ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices available in active markets for identical assets or liabilities trading in active markets.

Level 2	Observable inputs other than quoted prices included in Level 1, such as quotable prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar valuation techniques that use significant unobservable inputs.

Financial instruments, including accounts receivable and accounts payable are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The Company’s other financial instruments include notes payable, the carrying value of which approximates fair value, as the notes bear terms and conditions comparable to market for obligations with similar terms and maturities. Derivative liabilities are accounted for at fair value on a recurring basis.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The fair value of derivative liabilities as of June 30, 2018 and December 31, 2017, by level within the fair value hierarchy appears below:

Description:	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities - Preferred Stock Series A Warrants
June 30, 2018	$-	$-	$-
December 31, 2017	$-	$-	$541,990
Derivative liabilities - Preferred Stock Series B Warrants
June 30, 2018	$-	$-	$-
December 31, 2017	$-	$-	$60,551
Derivative liabilities - Convertible Debt Warrants
June 30, 2018	$-	$-	$-
December 31, 2017	$-	$-	$1,298,012
Derivative liabilities - Convertible Debt Embedded Conversion Feature
June 30, 2018	$-	$-	$-
December 31, 2017	$-	$-	$1,176,365

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Derivative
Liabilities
Balance - January 1, 2018	$3,076,918
Issuance of derivative liabilities - convertible debt warrants	1,942,362
Issuance of derivative liabilities - convertible debt embedded conversion feature	3,652,588
Extinguishment of derivative liabilities upon debt modification	(2,420,390)
Change in fair value of derivative liabilities	(191,656)
Extinguishment of derivative liabilities upon conversion of debt	(2,465,820)
Reclassification of warrant derivatives to equity	(3,594,002)
Balance - June 30, 2018	$-

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity under U.S. GAAP when determining the classification and measurement of its Series A and Series B Preferred Stock (together, the “Preferred Stock”). Preferred stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable preferred stock (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, preferred stock is classified as permanent equity. As of the issuance date, the carrying amount of the Preferred Stock was less than the redemption value. If the Company were to determine that redemption was probable, the carrying value would be increased by periodic accretions such that the carrying value would equal the redemption amount at the earliest redemption date. Such accretion would be recorded as a preferred stock dividend (see Note 9 – Temporary Equity and Stockholders’ Equity (Deficiency)).

Derivative Liabilities

Derivative financial instruments are recorded as a liability at fair value and are marked-to-market as of each balance sheet date. The change in fair value at each balance sheet date is recorded as a change in the fair value of derivative liabilities on the statement of operations for each reporting period. The fair value of the derivative liabilities was determined using a Monte Carlo simulation, incorporating observable market data and requiring judgment and estimates. The Company reassesses the classification of the financial instruments at each balance sheet date. If the classification changes as a result of events during the period, the financial instrument is marked to market and reclassified as of the date of the event that caused the reclassification.

On June 4, 2018, in connection with the Company’s IPO, all of its previously issued convertible notes were converted and paid in full (as discussed in Note 6 - Convertible Notes and Convertible Note – Related Party), and the embedded conversion options and warrants no longer qualified as derivatives; accordingly, the derivative liabilities were remeasured to fair value on June 4, 2018 and the fair value of derivative liabilities of $3,594,002 was reclassified to additional paid in capital (see Fair Value of Financial Instruments, above).

The Company recorded a gain (loss) on the change in fair value of derivative liabilities of $227,279 and $191,656 during the three and six months ended June 30, 2018, respectively, and $22,147 and $(1,622) during the three and six months ended June 30, 2017, respectively.

Convertible Notes

The convertible notes payable discussed in Note 6 – Convertible Notes and Convertible Note – Related Party, had a conversion price that could be adjusted based on the Company’s stock price, which resulted in the conversion feature being recorded as a derivative liability and a debt discount. The debt discount was amortized to interest expense over the life of the respective note, using the effective interest method.

On June 4, 2018, principal of $10,000 owed on the Convertible Notes was paid in cash, and all of the remaining principal and interest owed pursuant to the Convertible Notes were converted into common stock in connection with the Company’s IPO. The conversion of the Convertible Notes was deemed to be a debt extinguishment; accordingly, the warrant and embedded conversion option derivative liabilities were remeasured to fair value on June 4, 2018 and reclassified to additional paid in capital (See Derivative Liabilities, above).

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Net Loss per Share

The Company computes basic and diluted loss per share by dividing net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period. Net loss income attributable to common stockholders consists of net loss, adjusted for the convertible preferred stock deemed dividend resulting from the 8% cumulative dividend on the Preferred Stock and the beneficial conversion feature recorded in connection with the conversion of the Preferred Stock (see Note 9 – Temporary Equity and Stockholders’ Equity (Deficiency).

Basic and diluted net loss per common share are the same since the inclusion of common stock issuable pursuant to the exercise of warrants and options, plus the conversion of preferred stock or convertible notes, in the calculation of diluted net loss per common shares would have been anti-dilutive.

The following table summarizes net loss attributable to common stockholders used in the calculation of basic and diluted loss per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(5,045,413)	$(1,248,912)	$(9,792,900)	$(2,412,562)
Deemed dividend to Series A and B preferred stockholders	(3,180,860)	(113,779)	(3,310,001)	(214,911)
Net loss attributable to common stockholders	$(8,226,273)	$(1,362,691)	$(13,102,901)	$(2,627,473)

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of June 30, 2018 and 2017:

	June 30,
	2018	2017
Shares of common stock issuable upon conversion of preferred stock	-	566,413
Shares of common stock issuable upon exercise of preferred stock warrants and the subsequent conversion of the preferred stock issued therewith	-	51,902
Shares of common stock issuable upon the conversion of convertible debt	-	83,334
Shares of common stock issuable upon exercise of warrants	3,792,047	266,903
Shares of common stock issuable upon exercise of options	1,502,000	1,296,000
Potentially dilutive common stock equivalents excluded from diluted net loss per share	5,294,047	2,264,552

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Revenue Recognition

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations”, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing” and in May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)”, or ASU 2016-12. This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers which is not yet effective. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017. It has replaced most existing revenue recognition guidance under U.S. GAAP. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. The Company adopted Topic 606 using a modified retrospective approach and will be applied prospectively in the Company’s financial statements from January 1, 2018 forward. Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and will be evaluated using a five-step model. The adoption of Topic 606 did not have a material impact on the Company’s financial statements, at initial implementation nor will it have a material impact on an ongoing basis.

The Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The following table summarizes the Company’s revenue recognized in the accompanying condensed statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Product sales	$-	$-	$-	$152,400
Royalty income	28,963	38,800	60,028	66,708
Contract research - related party	54,400	-	54,400	-
Total Revenues	$83,363	$38,800	$114,428	$219,108

Revenue from sales of products is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time the product is shipped to the customer. Royalty revenue, which is based on resales of ProCol Vascular Bioprosthesis to third-parties, will be recorded when the third-party sale occurs and the performance obligation has been satisfied. Contract research and development revenue is recognized over time using an input model, based on labor hours incurred to perform the research services, since labor hours incurred over time is thought to best reflect the transfer of service.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

Information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less is not disclosed. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2018.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, deferred revenue is recorded until the performance obligations are satisfied. The Company had deferred revenue of $49,000 and $103,400 as of June 30, 2018 and December 31, 2017, respectively, related to cash received in advance for contract research and development services. The Company expects to satisfy its remaining performance obligations for contract research and development services and recognize the deferred revenue over the next twelve months.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and recognized over the period services are required to be provided in exchange for the award, usually the vesting period. Forfeitures of unvested stock options are recorded when they occur.

Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $5,692,424 at June 30, 2018. There were no cash balances in excess of federally insured amounts at December 31, 2017.

During the three and six months ended June 30, 2017, all of the Company’s revenues from continuing operations were from the sub-contract manufacture of product to for LeMaitre Vascular, Inc. (“LeMaitre”), and royalties earned from the sale of product by LeMaitre, with whom the Company entered a Post-Acquisition Supply Agreement effective March 18, 2016. During the three and six months ended June 30, 2018, 35% and 52% of the Company’s revenues from continuing operations were from royalties earned from the sale of product by LeMaitre. The Company did not recognize any subcontract manufacturing revenues during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2018, 65% and 48%, respectively, of the Company’s revenues were earned from contract research and development services performed for HJLA.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through the date the financial statements were issued. Based upon the evaluation and transactions, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 10 - Subsequent Events.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its financial statements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2017-09 did not have a material impact on the Company’s financial statements.

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which simplifies accounting for share-based payment transactions resulting for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard was adopted effective April 1, 2018, using the modified retrospective approach; however, the Company did not identify or record any adjustments to the opening balance of retained earnings on adoption. The new standard did not have a material impact on the Company’s financial statements.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 5 – Accrued Expenses and Accrued Interest – Related Party

As of June 30, 2018 and December 31, 2017, accrued expenses consist of the following:

	June 30,	December 31,
	2018	2017
Accrued compensation costs	$652,185	$556,118
Accrued professional fees	184,232	235,654
Deferred rent	14,934	4,978
Accrued interest	-	101,050
Accrued franchise taxes	25,607	-
Accrued stock-based compensation	255,062	-
Other accrued expenses	52,776	5,794
Accrued expenses	$1,184,796	$903,594

Accrued interest - related parties consisted of accrued interest on notes payable to the majority stockholder and to Leman Cardiovascular S.A. (see Note 7 - Notes Payable and Note Payable – Related Party) totaling, in the aggregate, $0 and $20,558 at June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, the termination of employment of the Company’s chief financial officer (the “CFO”) was deemed to be probable and, as a result, the Company accrued severance expense of $313,650 pursuant to the terms of his employment agreement, which is included in accrued compensation costs in the table above. The employment of the CFO was terminated effective July 20, 2018.

Note 6 - Convertible Notes and Convertible Note – Related Party

Convertible Notes

During the period from June 15, 2017 through December 7, 2017, the Company issued senior secured convertible promissory notes aggregating $2,750,500. The Company incurred cash offering costs of $186,100 (including $129,030 of placement agent fees) resulting in net cash proceeds of $2,564,400. The notes, as amended on December 29, 2017 (the “2017 Convertible Notes”), matured on February 28, 2018, and bore interest at 15% per annum. The principal and interest due on the 2017 Convertible Notes were convertible into shares of common stock at a conversion price equal to the lesser of (i) $12.00 per share, or (ii) 70% of the highest price per common stock sold in an initial public offering (the “2017 Conversion Price”). The 2017 Convertible Notes included warrants exercisable for the number of shares of common stock equal to 75% of the total shares issuable upon the conversion of the related 2017 Convertible Note, at a price equal to the lesser of (i) $14.40 per share or (ii) 120% of the 2017 Conversion Price. In connection with the sale of the 2017 Convertible Notes, the Company issued five-year warrants to the placement agent for the financing for the purchase of 15,339 shares of common stock at an exercise price of $15.84 per share (see Note 9 – Temporary Equity and Stockholders’ Deficiency – Warrants). The fair value of the conversion option and warrants issued in connection with the 2017 Convertible Notes had an issuance date value of $1,175,668 and $397,211, respectively, and the aggregate of $1,572,879 was recorded as a debt discount and a derivative liability.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

From January 5, 2018 through January 16, 2018, the Company issued senior secured convertible notes (the “2018 Convertible Notes”) in the aggregate amount of $2,897,500. The Company incurred cash offering costs of $293,750 (including $289,750 of placement agent fees) resulting in net cash proceeds of $2,603,750. The 2018 Convertible Notes bore interest at 15% per annum and were due on February 28, 2018 (the “Maturity Date”). The 2018 Convertible Notes were convertible into shares of common stock at a conversion price equal to the lesser of (i) $12.00 per share, or (ii) 70% of the highest price per common share sold in an initial public offering (the “2018 Conversion Price”). The 2018 Convertible Notes include five-year warrants exercisable for the number of common stock equal to 50% of the total shares issuable upon the conversion of the 2018 Convertible Note, at a price equal to the lesser of (i) $14.40 per share or (ii) 120% of the 2018 Conversion price. The 2018 Convertible Notes (and accrued interest) are convertible at any time at the option of the holder; however, if the Company consummates an IPO on or prior to the Maturity Date, the principal and interest due under the then-outstanding 2018 Convertible Notes will be automatically converted into shares of the Company’s common stock. In connection with the sale of the 2018 Convertible Notes, the Company agreed to issue a five-year warrant to the placement agent for the financing for the purchase of 24,146 shares of common stock, exercisable at a price equal to the 110% of the greater of (i) the price at which the securities are issued, or (ii) the exercise price of the debt holder warrants. The fair value of the conversion option and the warrants issued in connection with the 2018 Convertible Notes had an issuance date value of $1,239,510 and $1,046,763, respectively, and the aggregate of $2,286,273 was recorded as a debt discount and a derivative liability.

The 2017 Convertible Notes and the 2018 Convertible Notes are together, the “Convertible Notes”.

On February 28, 2018, the Convertible Notes were amended such that the maturity date was extended to May 15, 2018, the 2017 Convertible Note warrants became exercisable for the number of shares of common stock equal to 100% of the total shares issuable upon the conversion of the 2017 Convertible Notes and the 2018 Convertible Note Warrants become exercisable for the number of shares of common stock equal to 75% of the total shares issuable upon the conversion on the 2018 Convertible Notes. The amendment of the Convertible Notes was deemed to be a debt extinguishment and, as a result, during the six months ended June 30, 2018, the Company recognized a $1,524,791 gain on extinguishment of convertible notes payable within the accompanying statement of operations consisting of the extinguishment of $2,420,390 of derivative liabilities associated with the embedded conversion option of the extinguished Convertible Notes, partially offset by the issue date value of additional warrants issued (deemed to be a derivative liability) in the amount of $895,599. Additionally, the embedded conversion option within the re-issued Convertible Notes was deemed to be a derivative liability and the relative fair value was recorded as a discount in the amount of $2,413,079.

On June 4, 2018, principal and interest of $10,000 and $267, respectively, were paid in cash and all remaining principal and accrued interest balances of the Convertible Notes were automatically converted into 1,650,537 shares of common stock upon the closing of the IPO at a conversion price of $3.50 per share. The conversion of the Convertible Notes was deemed to be a debt extinguishment and, as a result, the Company recognized a $43,474 loss on extinguishment of convertible notes payable within the accompanying statement of operations consisting of the fair value of the common stock issued upon the conversion of the Convertible Notes of $8,252,685, less the extinguishment of $5,743,391 of principal and interest converted and $2,465,820 of derivative liabilities associated with the embedded conversion option of the extinguished Convertible Notes.

For the three months ended June 30, 2018 and 2017, interest expense incurred in connection with the Convertible Notes was $105,658 and $6,164, respectively. Interest expense incurred in connection with the Convertible Notes was $305,452 and $6,164 during the six months ended June 30, 2018 and 2017, respectively.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Convertible Note – Related Party

On June 30, 2015, the Company entered into a loan agreement with its then-majority (78%) common stock shareholder, (the “2015 Note”). The 2015 Note had a maximum borrowing capacity of $2,200,000 and bore interest at 3% per annum. On April 1, 2016, the 2015 Note was amended such that the 2015 Note became convertible into shares of common stock at the option of the lender at a conversion price of $10.00 per share. During the six months ended June 30, 2018 and 2017, the Company borrowed $0 and $311,000, respectively, under the 2015 Note. On April 26, 2018, the outstanding principal balance and accrued interest of the 2015 Note was converted into 120,405 shares of common stock at a conversion price of $4.30 per share. The Company incurred interest expense related to the 2015 Note of $4,613 and $6,235 during the six months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018 and 2017, the Company incurred interest expense in connection with the 2015 Note was $879 and $3,622, respectively.

Note 7 - Notes Payable and Note Payable – Related Party

Notes Payable

During December 2017, the Company borrowed an aggregate of $275,000 pursuant to two promissory notes, which bore interest at 10% per annum. The notes were repaid in full during January 2018. The Company incurred interest expense of $0 and $958 during the three and six months ended June 30, 2018 in connection with these notes.

On May 15, 2018, the Company received aggregate proceeds of $722,500 in exchange for certain promissory notes (the “May Notes”) in the aggregate principal amount of $850,000 and 55,000 shares of the Company’s common stock, net of commissions of $27,500. The $27,500 commission and the original issue discount of $100,000 were recorded as debt discount, and the relative fair value of the common stock issued in connection with the May Notes of $228,966 was recorded as a debt discount with a corresponding credit to additional paid-in capital. The May Notes bore interest between 0-10% per annum and were repaid in full upon the consummation of the IPO on June 4, 2018. The Company incurred $4,911 of interest expense during the three and six months ended June 30, 2018 in connection with the May Notes.

Note Payable – Related Party

The Company had a note payable to a related party (the “Related Party Note”), of which the Company’s Former President and Vice President of Operations were officers, and of which a member of the Company’s Board of Directors is a shareholder. The Related Party Note, as amended, bore interest at 6% per annum and matured on May 10, 2018. On April 26, 2018, the outstanding principal balance and accrued interest of the Related Party Note was amended such that the note became convertible into common stock at a conversion price of $4.30, and on the same day, principal and interest in the aggregate of $150,553 due in connection with the Related Party Note was converted into 35,012 shares of common stock. The Company incurred $632 and $5,978 of interest expense during the three months ended June 30, 2018 and 2017, respectively, and incurred interest expense of $4,078 and $12,621 during the six months ended June 30, 2018 and 2017, respectively, in connection with the Related Party Note.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 – Commitments and Contingencies

Litigations Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company is not currently a party to any legal proceedings nor is it aware of any threatened legal proceedings which are expected to have a material adverse effect on the Company’s financial statements. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Employment Agreements

On March 20, 2018, the Company entered into an Amendment to Employment Agreement (the “Employment Amendment”) with the CEO, pursuant to which the CEO was removed from the position of CEO and was appointed to serve as the Company’s Chief Medical Officer Outside of the United States. The Employment Amendment represented a change in position only; all other terms and conditions of the CEO Agreement remain in effect. Further, on March 20, 2018, the employment of the Company’s Co-CEO was terminated without cause, and the Company entered into an agreement with a new Chief Executive Officer (the “New CEO”), which provides for an annual base salary of $400,000 as well as standard employee insurance and other benefits (the “New CEO Agreement”). Pursuant to this agreement, the New CEO is eligible for annual salary increases at the discretion of the board of directors as well as annual bonus payments of up to 50% of base salary, as determined by the Compensation Committee of the Board of Directors. The New CEO Agreement provides for severance payments equal to six months of base salary in the event of termination without cause, severance payments equal to one year of base salary if such termination occurs on or after the two-year anniversary of the effective date of the New CEO Agreement and severance payments equal to two years of base salary if such termination occurs within 24 months of a change in control of the Company. In addition, in connection with the New CEO Agreement, the New CEO will receive an option for the purchase of up to 6.5% of the Company’s common stock on a fully-diluted basis as of the date of the IPO. The New CEO’s employment with the Company is “at-will”, and may be terminated at any time, with or without cause and with or without notice by either the New CEO or the Company.

Note 9 – Temporary Equity and Stockholders’ Equity (Deficiency)

Common Stock

The Company completed the initial public offering of its common stock on June 4, 2018. See Note 2 - Initial Public Offering.

On April 26, 2018, the Company issued 44,444 shares of common stock with an aggregate value of $200,000, in satisfaction of deferred salary to its Chief Medical Officer Outside the United States. During June 2018, the Company issued 30,000 shares of common stock with an aggregate value of $90,000, in satisfaction of fees payable to its Medical Advisory Board, and granted 160,000 shares of immediately vested common stock with an aggregate value of $798,400 and 20,000 shares of common stock which will vest monthly over next twelve months to certain consultants. As of June 30, 2018, there was $96,521 of unrecognized stock-based compensation expense related to the unvested shares of common stock that will be recognized over the remaining vesting period of one year.

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Preferred Stock

The Company’s preferred stock had certain redemption rights that were considered by the Company to be outside of the Company’s control. Accordingly, the Series A Preferred Stock and Series B Preferred Stock are presented as temporary equity on the Company’s condensed balance sheets.

The Series A and Series B Preferred Stock were convertible at the option of the holder at a conversion price of $10.00 and $12.00 per share, respectively, which was reduced to $4.50 and $4.30 per share, respectively, if the conversion resulted from a mandatory IPO conversion. On June 4, 2018, all Series A and Series B Preferred Stock and dividends in arrears of $911,151 and $107,556, respectively, were mandatorily converted into 1,743,231 shares of common stock, upon the completion of the IPO (see Note 2 – Initial Public Offering). In connection with the mandatory conversion of the Preferred Stock, the Company recorded a deemed dividend equal to the number of additional shares of common stock issued upon conversion of the Preferred Stock resulting from the reduction in the conversion price upon the mandatory IPO conversion, multiplied times the fair value of the common stock on the commitment date.

Warrants

During the six months ended June 30, 2018, the Company issued five-year warrants (“Investor Warrants”) for the purchase of 1,269,384 shares of common stock with an exercise price equal to the lesser of (i) $12.00 per share, or (ii) 70% of the highest price per common stock sold in an initial public offering, to investors in connection with the sale of the Convertible Notes, and issued five-year warrants for the purchase of 123,285 shares of common stock to with an exercise price equal to 110% of the Investor Warrants exercise price to the placement agent, in connection with the issuance of the Convertible Notes and as a result of the increase in warrant coverage in connection with the amendment to the Convertible Notes (see Note 6 - Convertible Notes and Convertible Note – Related Party). In connection with the IPO, the exercise price of the warrants issued to investors and the placement agent in connection with the Convertible Notes became fixed at $4.20 per share and $4.62 per share, respectively, pursuant to the terms of the warrants.

On June 4, 2018, the Company issued five-year warrants for the purchase of 1,725,000 shares of common stock at an exercise price of $6.00 per share to purchasers of Units in the IPO and issued five-year warrants for the purchase of 86,250 shares of common stock at an exercise price of $6.25 to the underwriter for the IPO. Further, in connection with the IPO, warrants for the purchase of 100,570 shares of Series A Preferred Stock were amended such that they became exercisable for the purchase of 116,912 shares of common stock at an exercise price of $4.30 per share.

On June 18, 2018, the Company issued five-year warrants for the purchase 100,000 shares of common stock to certain consultants. The warrants vested immediately, were exercisable at $5.00 per share and had a grant date value of $179,000 using the Black-Scholes Model pricing model, with the following assumptions used: stock price of $4.93, risk free interest rate of 2.67-2.80%, expected term of 3-5 years, volatility of 42.6% and an annual rate of quarterly dividends of 0%. A summary of warrant activity during the six months ended June 30, 2018 is presented below:

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

	Series A Preferred Stock				Common Stock
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value	Number of Warrants	Weighted Average Exercise Price		Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2018	100,570	$5.00			371,216	$13.21
Issued	-	-			3,303,919	6.02
Exercised	-	-			-	-
Cancelled	-	-			-	-
Amendment of placement agent warrants [1]	(100,570)	5.00			116,912	4.30
Outstanding, June 30, 2018	-	$-	-	$-	3,792,047	$5.48	[2]	4.6	$-

Exercisable, June 30, 2018	-	$-	-	$-	3,792,047	$5.48		4.6	$-

[1]

In connection with the IPO, placement agent warrants for the purchase of Series A Preferred Stock were amended such that the warrants became exercisable for the number of common stock that would have been issued upon the exercise of the Series A warrant and subsequent conversion to common stock upon the consummation of the IPO. The exercise price was amended to the price equal to the total proceeds that would have been required upon the exercise of the original warrant, divided by the amended number of warrant shares.

[2]

Pursuant to the terms of the warrant, the exercise price of the warrants issued to investors and the placement agent in connection with the sale of the Convertible Notes became fixed at $4.20 per share and $4.62 per share, respectively, at the date of the IPO, based upon the price of stock issued in the IPO.

A summary of outstanding and exercisable warrants as of June 30, 2018 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$12.00	Common Stock	183,963	5.0	183,963
$4.30	Common Stock	116,912	2.7	116,912
$6.25	Common Stock	86,250	4.9	86,250
$6.00	Common Stock	1,725,000	4.9	1,725,000
$5.00	Common Stock	100,000	5.0	100,000
$4.62	Common Stock	138,624	4.4	138,624
$4.20	Common Stock	1,441,298	4.3	1,441,298
		3,792,047		3,792,047

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Stock Options

On June 18, 2018, the Company granted non-qualified stock options for the purchase of 80,000 shares of common stock at an exercise price of $4.93 to members of its Medical Advisory Board. The options have a ten-year term and vest monthly over two years. The options had grant date value of $2.21 per share for an aggregate grant date value of $176,800, using the Black Scholes method with the following assumptions used: stock price of $4.93, risk-free interest rate of 2.85%, volatility of 42.6%, annual rate of quarterly dividends of 0%, and a contractual term of six years. A summary of the option activity during the six months ended June 30, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2018	1,422,000	$10.16
Granted	80,000	4.93
Forfeited	-	-
Outstanding, June 30, 2018	1,502,000	$9.88	8.4	$-

Exercisable, June 30, 2018	1,250,871	$10.17	8.4	$-

A summary of outstanding and exercisable options as of June 30, 2018 is presented below:

Options Outstanding			Options Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$10.00	Common Stock	1,296,000	8.3	1,123,204
$12.00	Common Stock	120,000	9.2	120,000
$7.00	Common Stock	6,000	9.4	6,000
$4.93	Common Stock	80,000	10.0	1,667
	Total	1,502,000		1,250,871

The Company recognized $141,059 and $137,376 of stock-based compensation related to stock options during the three months ended June 30, 2018 and 2017, respectively, and recognized stock-based compensation related to stock options of $278,435 and $274,752 during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $447,869 of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of one year.

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

In connection with the New CEO Agreement, the New CEO is entitled to receive an option for the purchase of up to 6.5% of the Company’s common stock on a fully-diluted basis as of the date of the IPO which vest 20% on the date of grant, and the remainder vest ratably over the following twenty-four months. The Company accrued stock-based compensation expense of $255,062 related to the vesting of stock options to be granted to the New CEO, for the three and six months ended June 30, 2018. As of June 30, 2018, there is $1,041,186 of unrecognized stock-based compensation related to stock options to be issued in connection with the New CEO Agreement.

Note 10 – Subsequent Events

Chief Financial Officer

On July 16, 2018, the Company entered into an employment agreement (the “CFO Agreement”) with the Company’s new chief financial officer (the “New CFO”). In connection with the CFO Agreement, the New CFO received a ten-year option for the purchase of 150,000 shares of the Company’s common stock at an exercise price of $2.98 per share, of which 50,000 option shares vest July 16, 2019 and the remaining option shares will vest on a quarterly basis over the following two-year period.

Stock Options

On August 1, 2018, the Company granted ten-year options for the purchase of an aggregate of 120,000 shares of the Company’s common stock to the non-employee members of the Board of directors. The options are exercisable at $2.95 per share, and vest monthly over a twelve-month period.

On August 1, 2018, the Company approved the grant of a ten-year option for the purchase of 1,080,207 shares of the Company’s common stock to the New CEO, pursuant to the New CEO Agreement (see Note 9 – Temporary Equity and Stockholders’ Equity (Deficiency) – Stock Options), which are exercisable at $4.99 per share.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2017, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

Unless the context requires otherwise, references in this document to “HJLI”, “we”, “our”, “us” or the “Company” are to Hancock Jaffe Laboratories, Inc.

Overview

We are a development stage medical device company developing biologic-based solutions that are designed to be life-enhancing for patients with cardiovascular disease, peripheral arterial and venous disease, and end stage renal disease, or ESRD. Each product candidate we are developing is designed to allow vascular and cardiothoracic surgeons to achieve effectiveness while improving current procedures and healthcare for a variety of patients. We are in the process of developing and obtaining U.S. Food and Drug Administration, or FDA, approval for the following three product candidates: the Bioprosthetic Heart Valve, which we refer to as BHV, the Bioprosthetic Coronary Artery Bypass Graft, which we refer to as CoreoGraft, and the Bioprosthetic Venous Valve, which we refer to as the VenoValve. We have previously manufactured, developed and obtained FDA pre-market approval for the ProCol Vascular Bioprosthesis, a product for hemodialysis vascular access in patients with ESRD, which we sold to LeMaitre Vascular, Inc., or LMAT, in March 2016.

Each of our product candidates will be required to successfully complete significant clinical trials to demonstrate the safety and efficacy of the product candidate before it will be able to be approved by the FDA. The completion of these clinical trials will require a significant amount of capital and the hiring of additional personnel.

Recent Developments and Trends

Reverse Stock Split

A one-for-two reverse stock split of our common stock was effected on December 14, 2017. With the exception of the securities that are not affected by the reverse stock split, all share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless otherwise indicated.

Convertible Notes and Warrants

During the period from June 15, 2017 through December 7, 2017, we received aggregate proceeds of $2,750,500. We incurred cash offering costs of $186,100 (including $129,030 of placement agent fees) resulting in net cash proceeds of $2,564,400, pursuant to the issuance of convertible promissory notes, or the 2017 Notes, and five-year warrants, or the 2017 Investor Warrants, exercisable for the number of shares of common stock equal to 50% of the total shares issuable upon the conversion of the related 2017 Note. The 2017 Notes, as amended, were convertible into shares of common stock at a price per share equal to the lesser of $12.00 per share or 70% of the price per share in our initial public offering, bore interest at 15% per annum, payable quarterly, and were due on February 28, 2018.

From January 5, 2018 through January 16, 2018, we issued convertible notes, or the 2018 Notes, in the aggregate principal amount of $2,897,500 for net cash proceeds of $2,603,750. The 2018 Notes were convertible into shares of common stock at a price per share equal to the lesser of $12.00 per share or 70% of the price per share in our initial public offering, bore interest at 15% and were originally due on February 28, 2018. In connection with the issuance of the 2018 Notes, we also issued five-year warrants (the “2018 Investor Warrants”) exercisable for the number of shares of common stock equal to 50% of the total shares issuable upon the conversion of the 2018 Notes.

On February 28, 2018, we amended and restated the 2017 Notes and the 2018 Notes to, among other things, (i) extend the maturity date to May 15, 2018 and (ii) increase the warrant coverage of the 2017 Investor Warrants and the 2018 Investor Warrants to 100% and 75%, respectively, of the number of shares of common stock issuable upon the conversion of the related notes.

On June 4, 2018, upon the consummation of our IPO, principal and interest of $2,740,500 and $51,807, respectively, owed in connection with the 2017 Notes was converted into 802,345 shares of our common stock at a conversion price of $3.50 per share, and principal and interest of $10,000 and $267, respectively was paid in cash. Principal and interest of $2,897,500 and 53,584, respectively owed in connection with the 2018 Notes was converted into 848,192 shares of our common stock at a conversion price of $3.50 per share. As of June 30, 2018, there is no balance owed on the 2017 Notes or the 2018 Notes.

Exchange of Debt for Equity

On April 26, 2018 the convertible note held by the then majority (78%) common stock shareholder (“2015 Note”) was amended to reduce the conversion price to $4.30 per share, and a note held by another related party (the “Related Party Note”), was amended such that the Related Party Note became convertible at a conversion price of $4.30 per share. On the same date, the entire principal balance of $499,000 and $18,742 of related interest owed in connection with the 2015 Note was converted into 120,405 shares of our common stock and the entire principal balance of $148,905 and $1,648 of related interest owed in connection with the Related Party Note was converted into 35,012 shares of our common stock.

Conversion of Deferred Compensation

On April 30, 2018, we issued 44,444 shares of our common stock at a value of $4.50 per share in satisfaction of $200,000 in deferred compensation to our Chief Medical Officer Outside the United States.

Promissory Notes

In addition, on May 15, 2018, we issued five promissory notes (the “May Bridge Notes”) with aggregate proceeds of $722,500 and a principal balance amount of $850,000 and, in connection therewith, issued 55,000 shares of our common stock to the holders of the May Bridge Notes. The proceeds from the May Bridge Notes were used for working capital purposes. All of the principal and accrued interest on the May Bridge Notes were paid in full upon the consummation of the Company’s initial public offering (“IPO”) on June 4, 2018.

Initial Public Offering

On May 30, 2018, the Company’s registration statement on Form S-1/A relating to its initial public offering of its common stock was declared effective by the Securities and Exchange Commission (“SEC”). The Company completed its initial public offering of 1,500,000 units (the “Units”) at $5.00 per unit on June 4, 2018, each Unit consisting of one share of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), and a warrant to purchase one share of common stock at $6.00 per share. Aggregate gross proceeds from the IPO were $7,500,000, before underwriting discounts and commissions.

On June 8, 2018, the underwriters notified the Company of their exercise in full of their option to purchase an additional 225,000 Units (the “Additional Units”) to cover over-allotments. On June 12, 2018, the underwriters purchased the Additional Units at the initial public offering price of $5.00 per Unit, generating $1,125,000 in gross proceeds before underwriting discounts and commissions.

In connection with the IPO, on June 1, 2018, the Company filed an Amended and Restated Certificate of Incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware and adopted Amended and Restated Bylaws (the “Restated Bylaws”). The Company’s Board of Directors and stockholders previously approved the Restated Certificate and the Restated Bylaws to be effective immediately prior to the closing of the Initial Public Offering.

Pursuant to the Restated Certificate, the Company is authorized to issue an aggregate of 60,000,000 shares of stock, of which 50,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

Preferred Stock

On June 4, 2018, all Series A and Series B Preferred Stock and dividends in arrears of $911,151 and $107,556, respectively, were mandatorily converted into 1,743,231 shares of common stock, upon the completion of the IPO (see Note 2 – Initial Public Offering). The Series A and Series B Preferred Stock were convertible at the option of the holder at a conversion price of $10.00 and $12.00 per share, respectively, except that the price was reduced to $4.50 and $4.30 per share, respectively, if the conversion resulted from a mandatory IPO conversion. In connection with the mandatory conversion of the Preferred Stock, the Company recorded a deemed dividend equal to the number of additional shares of common stock issued upon conversion of the Preferred Stock resulting from the reduction in the conversion price upon the mandatory IPO conversion, multiplied times the fair value of the common stock on the commitment date.

Results of Operations

The following table represents selected items in our statements of operations for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Product sales	$-	$-	$-	$152,400
Royalty income	28,963	38,800	60,028	66,708
Contract research - related party	54,400	-	54,400	-
Total Revenues	83,363	38,800	114,428	219,108
Cost of revenues	-	-	-	188,734
Gross Profit	83,363	38,800	114,428	30,374

Selling, general and administrative expenses	2,914,723	1,085,624	4,161,731	2,135,167
Research and development expenses	280,419	184,919	520,912	257,579
Loss from Operations	(3,111,779)	(1,231,743)	(4,568,215)	(2,362,372)

Other Expense (Income):
Amortization of debt discount	2,005,479	23,634	6,575,236	23,634
Loss (gain) on extinguishment of convertible notes payable	43,474	-	(1,481,317)	-
Interest expense, net	111,960	15,682	322,422	24,934
Change in fair value of derivative liabilities	(227,279)	(22,147)	(191,656)	1,622
Total Other Expense	1,933,634	17,169	5,224,685	50,190

Net Loss	(5,045,413)	(1,248,912)	(9,792,900)	(2,412,562)
Deemed dividend to preferred stockholders	(3,180,860)	(113,779)	(3,310,001)	(214,911)
Net Loss Attributable to Common Stockholders	$(8,226,273)	$(1,362,691)	$(13,102,901)	$(2,627,473)

Net Loss Per Basic and Diluted Common Share:	$(1.06)	$(0.22)	$(1.88)	$(0.43)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	7,781,603	6,123,482	6,962,193	6,062,082

Comparison of the three months ended June 30, 2018 and 2017

Overview

We reported net losses of $5,045,413 and $1,248,912 for the three months ended June 30, 2018 and 2017, respectively, representing an increase in net loss of $3,796,501, or 304%, resulting primarily from an increase in operating expenses of $1,924,599, and an increase in amortization of debt discount of $1,981,845 (see below).

Revenues

Revenues earned during the three months ended June 30, 2018 consist of royalty income and income from contract research – related party of $28,963 and $54,400, respectively. Revenues earned during the three months ended June 30, 2017 were generated through royalty income of $38,800.

Royalty income is earned pursuant to the terms of our March 2016 asset sale agreement with LMAT. The decrease in royalty income results from a decrease in LMAT sales volume for the three months ended June 30, 2018, versus three months ended June 30, 2017. The contract research revenue earned during the three months ended June 30, 2018 is related to research and development services performed on behalf of Hancock Jaffe Laboratory Aesthetics, Inc. (“HJLA”), pursuant to a Development and Manufacturing Agreement dated April 1, 2016.

As a developmental stage Company, our revenue, if any, is expected to be diminutive. The Company may license one or more of its products resulting in royalty revenues.

Selling, General and Administrative Expenses

For the three months ended June 30, 2018, selling, general and administrative expenses increased by $1,829,099 or 168%, to $2,914,723 from $1,085,624 for the three months ended June 30, 2017. The increase is primarily due to increases in non-cash stock compensation expense of approximately $1,239,000, increases in severance expenses of approximately $300,000 and increases of approximately $385,000 in legal, professional fees and consulting fees during the period.

Research and Development Expenses

For the three months ended June 30, 2018, research and development expenses increased by $95,500 or 52%, to $280,419 from $184,919 for the three months ended June 30, 2017. The increase is primarily due to increased labor costs, benefits and supplies and materials associated with research and development activities incurred by us in developing techniques to manufacture the Bioprosthetic Heart Valve and the pediatric bioprosthetic venous valves. We have not manufactured any product for LMAT during 2018, allowing us to increase our research and development activities.

Loss on Extinguishment of Convertible Notes Payable

For the three months ended June 30, 2018, we recorded a loss on extinguishment of convertible notes of $43,474. On June 4, 2018, upon the consummation of our initial public offering, principal and interest of $2,740,500 and $51,807, respectively, owed in connection with the 2017 Notes, were converted into 802,345 shares of our common stock at a conversion price of $3.50 per share, and principal and interest of $10,000 and $267, respectively was paid in cash. Principal and interest of $2,897,500 and 53,584, respectively, owed in connection with the 2018 Notes, were converted into 848,192 shares of our common stock at a conversion price of $3.50 per share. The conversion of the 2017 Notes and 2018 Notes (together, the “Notes”) was deemed to be a debt extinguishment and, as a result, during the three months ended June 30, 2018, we recognized a $43,474 loss on extinguishment of convertible notes payable, consisting of the fair value of the common stock issued upon the conversion of the Notes of $8,252,685, less the extinguishment of $5,743,391 of principal and interest converted and $2,465,820 of derivative liabilities associated with the embedded conversion option of the extinguished Notes.

Interest Expense

For the three months ended June 30, 2018, interest expense increased by $96,278, or 614%, as compared to the three months ended June 30, 2017, due to an increase in the average balance of loans payable outstanding, principally from the issuance of the Notes during the during the period from June 2017 through January 2018.

Amortization of Debt Discount

During the three months ended June 30, 2018, non-cash amortization of debt discount expense increased by $1,981,845 to $2,005,479 from $23,634 for the three months ended June 30, 2017. The increase is related to amortization of debt discount related to the embedded conversion option in the Notes, as well as the warrants issued with the Notes during the period from June 2017 through January 2018.

Change in Fair Value of Derivative Liability

For the three months ended June 30, 2018 and 2017, we recorded a gain on the change in fair value of derivative liabilities of $227,279 and $22,147, respectively. Our derivative liabilities are related to warrants issued in connection with our Series A preferred stock and Series B preferred stock financings, plus warrants issued in connection with the Notes, as well as the embedded conversion options in the Notes.

Deemed Dividend

We recorded a deemed dividend of $3,180,860 and $113,779 for the three months ended June 30, 2018 and 2017, respectively, of which $93,269 and $113,779, respectively, resulted from the 8% cumulative dividend on the Preferred Stock and $3,087,591 and $0, respectively, resulted from the beneficial conversion feature recorded in connection with the conversion of the Preferred Stock (see Recent Developments - Preferred Stock, above).

Comparison of the six months ended June 30, 2018 and 2017

Overview

We reported net losses of $9,792,900 and $2,412,562 for the six months ended June 30, 2018 and 2017, respectively, representing an increase in net loss of $7,380,338, or 306%, resulting primarily from increases in operating expenses of $2,289,897, increases in non-cash amortization of debt discount of $6,551,602, partially offset by a $1,481,317 gain on extinguishment of convertible notes payable.

Revenues

Revenues earned during the six months ended June 30, 2018 consist of royalty income and contract research - related party of $60,028 and 54,400, respectively. Revenues earned during the six months ended June 30, 2017 were generated through product sales of the ProCol Vascular Bioprosthesis of $152,400, and royalty income of $66,708. Sale of the ProCol Vascular Bioprosthesis during the six months ended June 30, 2017 resulted from our contract manufacturing supply arrangement with LMAT, which we entered in connection with the sale of the ProCol Vascular Bioprosthesis to LMAT in 2016. There were no orders for product from LMAT during the six months ended June 30, 2018.

Royalty income is earned pursuant to the terms of our March 2016 asset sale agreement with LMAT. The increase in royalty income results from royalties earned on LMAT sales for the six months ended June 30, 2018, versus six months ended June 30, 2017.

The contract research revenue is related to research and development services performed on behalf of HJLA, pursuant to a Development and Manufacturing Agreement dated April 1, 2016.

As a developmental stage Company, our revenue, if any, is expected to be diminutive. The Company may license one or more of its products resulting in royalty revenues.

Until any of our product candidates are approved, if at all, our revenue will be substantially dependent upon LMAT’s sales efforts of the ProCol Vascular Bioprosthesis.

Gross Profit (Loss)

Cost of sales were $0 and $188,734 for the six months ended June 30, 2018 and 2017, respectively, consisting primarily of labor costs and the costs of materials used for the sub-contract manufacture of the vascular bioprosthesis. The gross loss on product sales of the ProCol Vascular Bioprosthesis is primarily the result of (i) lower than expected product sales, and (ii) high fixed costs which result from a fixed volume contract with the supplier of our raw materials. We intend to negotiate with suppliers such that during periods of low demand, the suppliers will provide materials that can be used for research and development purposes, however, we may not be successful in these negotiations.

Selling, General and Administrative Expenses

For the six months ended June 30, 2018, selling, general and administrative expenses increased by $2,026,564 or 95%, to $4,161,731 from $2,135,167 for the six months ended June 30, 2017. The increase is primarily due to increases of approximately $1,239,000 in non-cash stock compensation expense, increases of approximately $573,000 in legal, professional fees and consulting fees and increases in severance expenses of $300,000 during the period.

Research and Development Expenses

For the six months ended June 30, 2018, research and development expenses increased by $263,333 or 102%, to $520,912 from $257,579 for the six months ended June 30, 2017. The increase is primarily due to increased labor costs, benefits and supplies and materials associated with research and development activities incurred by us in developing techniques to manufacture the Bioprosthetic Heart Valve and the pediatric bioprosthetic venous valves. We did not manufacture any product for LMAT during 2018, allowing us to increase our research and development activities.

Net Gain on Extinguishment of Convertible Notes Payable

For the six months ended June 30, 2018, we recorded a gain on extinguishment of convertible notes of $1,481,317. On February 28, 2018, the Notes were amended such that the maturity date was extended to May 15, 2018, the 2017 Investor Warrants became exercisable for the number of shares of common stock equal to 100% of the total shares issuable upon the conversion of the 2017 Notes, and the 2018 Investor Warrants become exercisable for the number of shares of common stock equal to 75% of the total shares issuable upon the conversion on the 2018 Notes. The amendment of the Notes was deemed to be a debt extinguishment and, as a result, we recognized a $1,524,791 gain on extinguishment of convertible notes payable within the accompanying statement of operations consisting of the extinguishment of $2,420,390 of derivative liabilities associated with the embedded conversion options of the extinguished Notes, partially offset by the value of additional warrants issued (deemed to be a derivative liability) in the amount of $895,599.

Further, on June 4, 2018, upon the consummation of our IPO, principal and interest of $2,740,500 and $51,807, respectively, owed in connection with the 2017 Notes was converted into 802,345 shares of our common stock at a conversion price of $3.50 per share, and principal and interest of $10,000 and $267, respectively was paid in cash. Principal and interest of $2,897,500 and 53,584, respectively owed in connection with the 2018 Notes was converted into 848,192 shares of our common stock at a conversion price of $3.50 per share. The conversion of the Notes was deemed to be a debt extinguishment and, as a result, during the six months ended June 30, 2018, we recognized a $43,474 loss on extinguishment of convertible notes payable, consisting of the fair value of the common stock issued upon the conversion of the Notes of $8,252,685, less the extinguishment of $5,743,391 of principal and interest converted and $2,465,820 of derivative liabilities associated with the embedded conversion option of the extinguished Notes. The loss on extinguishment partially offset the gain on extinguishment described above.

Interest Expense

For the six months ended June 30, 2018, interest expense increased by $297,488, as compared to the six months ended June 30, 2017, due to an increase in the average balance of loans payable outstanding, principally from the issuance of the Notes during the period from June 2017 through January 2018.

Amortization of Debt Discount

During the three months ended June 30, 2018, amortization of debt discount expense increased by $6,551,602, to $6,575,236 from $23,634 for the three months ended June 30, 2017. The increase is related to amortization of debt discount related to the embedded conversion option in the Notes, as well as the Warrants issued with the Notes during the period from June 2017 through January 2018.

Change in Fair Value of Derivative Liability

For the six months ended June 30, 2018 and 2017, we recorded a gain and loss on the change in fair value of derivative liabilities of $191,656 and $1,622, respectively. Our derivative liabilities are related to warrants issued in connection with our Series A preferred stock and Series B preferred stock financings, plus warrants issued in connection with the Notes, as well as the embedded conversion options in the Notes.

Deemed Dividend

We recorded a deemed dividend of $3,310,001 and $214,911 for the six months ended June 30, 2018 and 2017, respectively, of which $222,410 and $214,911, respectively, resulted from the 8% cumulative dividend on the Preferred Stock and $3,087,591 and $0, respectively, resulted from the beneficial conversion feature recorded in connection with the conversion of the Preferred Stock (see Recent Developments - Preferred Stock, above).

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $45,312,719. Since inception, we have funded our operations primarily through our IPO, private placements of equity and convertible debt securities as well as modest revenues from royalties, contract research and sales of the ProCol Vascular Bioprosthesis. As of August 7, 2018, we had a cash balance of $5,271,263.

We measure our liquidity in a variety of ways, including the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Cash	$5,942,424	$77,688
Working capital (deficiency)	$3,513,936	$(8,004,171)

Based upon our working capital as of June 30, 2018, we expect to require additional equity and or debt financing in order to meet our obligations as they become due within one year after the date of this filing and sustain operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We will require significant amounts of additional capital to continue to fund our operations and complete our research and development activities. If we are not able to obtain additional cash resources, we will not be able to continue operations. We will continue seeking additional financing sources to meet our working capital requirements, to make continued investment in research and development and to make capital expenditures needed for us to maintain and expand our business. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth, continue research and to respond to business challenges could be significantly limited, or we may have to cease our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock, including the Units sold in our IPO.

For the Six Months Ended June 30, 2018 and 2017

For the six months ended June 30, 2018 and 2017, we used cash of $3,166,481 and $1,721,709, respectively, in operations. Cash used during the six months ended June 30, 2018 was primarily attributable to our net loss of $9,792,900, adjusted for net non-cash expenses in the aggregate amount of $6,227,790 and by $398,629 of net cash provided by changes in the levels of operating assets and liabilities. Cash used during the six months ended June 30, 2017 was primarily attributable to our net loss of $2,412,562, adjusted for net non-cash expenses in the aggregate amount of $372,920, partially offset by $317,933 of net cash provided by changes in the levels of operating assets and liabilities.

During the six months ended June 30, 2018, there were no cash flows from investing activities. During the six months ended June 30, 2017, cash used in investing activities was $27,365 of which $160,000 represented an issuance of a note receivable to a related party, $31,350 of net advances paid to a related party and $2,265 for purchases of property and equipment partially offset by $166,250 represented cash proceeds received in connection with the asset sale to LMAT.

During the six months ended June 30, 2018, cash provided by financing activities was $9,031,217, of which $7,657,427 was provided in connection with net proceeds from our initial public offering, $2,603,750 from the issuance of convertible notes and warrants, $722,500 of proceeds from issuances of notes payable, partially offset by the repayments of notes payable of $1,125,000, repayments of notes payable – related party of $120,864 and payment of initial public offering costs of $706,596. During the six months ended June 30, 2017, cash provided by financing activities was $1,708,476, of which $311,000 was provided with the issuance of a note payable to the then majority stockholder, net proceeds from the issuance of convertible notes of $892,430 and net proceeds from the issuance of Series B preferred stock of $632,900, partially offset by the repayments of notes payable – related party of $87,852 and payment of initial public offering costs of $40,002.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 4 – Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2018, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against us are successful, they may exceed the limits of applicable insurance coverage. We are not currently aware of any threatened or pending litigation against the Company.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Form S-1, filed with the SEC on June 12, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2018, we issued 160,000 shares of common stock and 20,000 shares of restricted common stock at $4.99 per share to certain consultants. For these sales of securities, no general solicitation was used, and the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, with respect to transactions by an issuer not involving any public offering.

On June 18, 2018, we granted warrants to purchase 100,000 shares of common stock at an exercise price of $4.93 to certain consultants. For these sales of securities, no general solicitation was used, and the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act.

Use of Proceeds from Offering of Registered Securities

On May 30, 2018, our Registration Statement on Form S-1, as amended (Reg. No. 333-220372) was declared effective by the SEC, and on May 31, 2018, our Registration Statement on Form S-1 (Reg. No. 333-225296) became effective upon filing with the SEC. Each such Registration Statement was filed in connection with our IPO, pursuant to which we sold 1,725,000 Units, each consisting of one share of our common stock and a warrant to purchase one share of our common stock, at a price to the public of $5.00 per Unit, which amount includes the full exercise of the underwriter’s option to purchase additional Units. The common stock and warrants comprising each Unit were immediately separable and traded separately. Each warrant is exercisable for a share of our common stock at a price of $6.00 per share. The IPO closed on June 4, 2018 and the underwriters exercised their overallotment option as of June 8, 2018, as a result of which we raised net proceeds of approximately $6.5 million after deducting approximately $750,000 in underwriting discounts, commissions and expenses and approximately $1,222,569 in offering expenses payable by us. Network 1 Financial Securities was the underwriter for the offering. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 1, 2018.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act. *
32	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2018	HANCOCK JAFFE LABORATORIES, INC.

	By:	/s/Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert Rankin
Robert Rankin
Chief Financial Officer
(Principal Financing and Accounting Officer)

