Form 10-Q
period 2018-09-30
Hancock Jaffe Laboratories, Inc.
filed 2018-11-07
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of November 7, 2018, there were 11,717,307 shares of common stock outstanding.

HANCOCK JAFFE LABORATORIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,189,447	$77,688
Accounts receivable, net	28,062	35,181
Prepaid expenses and other current assets	146,662	57,544
Total Current Assets	4,364,171	170,413
Property and equipment, net	24,852	23,843
Intangible assets, net	1,016,929	1,109,410
Deferred offering costs	-	880,679
Security deposits and other assets	29,843	30,543
Total Assets	$5,435,795	$2,214,888

Liabilities, Temporary Equity and Stockholders’ Equity (Deficiency)
Current Liabilities:
Accounts payable	$1,222,626	$1,451,244
Accrued expenses and other current liabilities	635,331	903,594
Accrued interest - related parties	-	20,558
Convertible notes payable, net of debt discount	-	1,574,832
Convertible note payable - related party	-	499,000
Notes payable	-	275,000
Notes payable - related party	-	270,038
Deferred revenue - related party	35,400	103,400
Derivative liabilities	-	3,076,918
Total Liabilities	1,893,357	8,174,584

Redeemable Convertible Series A Preferred Stock, par value $0.00001, 0 and 1,005,700 shares issued and outstanding and liquidation preference of $0 and $10,801,863 at September 30, 2018 and December 31, 2017, respectively	-	3,935,638
Redeemable Convertible Series B Preferred Stock, par value $0.00001, 0 and 253,792 shares issued and outstanding and liquidation preference of $0 and $3,103,416 at September 30, 2018 and December 31, 2017, respectively	-	1,235,117
Commitments and Contingencies
Stockholders’ Equity (Deficiency):
Preferred stock, par value $0.00001, 10,000,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 50,000,000 shares authorized, 11,717,307 and 6,133,678 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	117	61
Additional paid-in capital	50,323,206	24,389,307
Accumulated deficit	(46,780,885)	(35,519,819)
Total Stockholders’ Equity (Deficiency)	3,542,438	(11,130,451)
Total Liabilities, Temporary Equity and Stockholders’ Equity (Deficiency)	$5,435,795	$2,214,888

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues:
Product sales	$-	$-	$-	$152,400
Royalty income	28,062	27,880	88,090	94,588
Contract research - related party	13,600	-	68,000	-
Total Revenues	41,662	27,880	156,090	246,988
Cost of revenues	-	132,941	-	321,675
Gross Profit	41,662	(105,061)	156,090	(74,687)

Selling, general and administrative expenses	1,104,713	1,664,044	5,266,444	3,799,211
Research and development expenses	424,596	43,069	945,508	300,648
Loss from Operations	(1,487,647)	(1,812,174)	(6,055,862)	(4,174,546)

Other Expense (Income):
Amortization of debt discount	(12,500)	371,155	6,562,736	394,789
Loss (gain) on extinguishment of convertible notes payable	-	-	(1,481,317)	-
Interest expense (income), net	(6,981)	75,589	315,441	100,523
Change in fair value of derivative liabilities	-	(4,050)	(191,656)	(2,428)
Total Other Expense (Income)	(19,481)	442,694	5,205,204	492,884

Net Loss	(1,468,166)	(2,254,868)	(11,261,066)	(4,667,430)
Deemed dividend to preferred stockholders	-	(116,696)	(3,310,001)	(331,607)
Net Loss Attributable to Common Stockholders	$(1,468,166)	$(2,371,564)	$(14,571,067)	$(4,999,037)

Net Loss Per Basic and Diluted Common Share:	$(0.13)	$(0.39)	$(1.70)	$(0.82)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,717,307	6,126,743	8,568,275	6,124,580

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at January 1, 2018	6,133,678	$61	$24,389,307	$(35,519,819)	$(11,130,451)
Common stock issued in initial public offering [1]	1,725,000	17	6,082,427	-	6,082,444
Derivative liabilities reclassified to equity	-	-	3,594,002	-	3,594,002
Redeemable convertible preferred stock converted to common stock	1,743,231	18	5,170,737	-	5,170,755
Common stock issued in connection with May Bridge Notes	55,000	1	228,965	-	228,966
Common stock issued in satisfaction of Advisory Board fees payable	30,000	-	90,000	-	90,000
Common stock issued upon conversion of convertible debt and interest	1,650,537	17	8,252,669	-	8,252,686
Common stock issued upon conversion of related party convertible debt and interest	120,405	1	517,741	-	517,742
Common stock issued upon exchange of related party notes payable and interest	35,012	-	150,553	-	150,553
Common stock issued in satisfaction of deferred salary	44,444	-	200,000	-	200,000
Stock-based compensation:
Amortization of stock options	-	-	640,988	-	640,988
Common stock issued to consultants	180,000	2	826,817	-	826,819
Warrants granted to consultants	-	-	179,000	-	179,000
Net loss	-	-	-	(11,261,066)	(11,261,066)
Balance at September 30, 2018	11,717,307	$117	$50,323,206	$(46,780,885)	$3,542,438

[1] net of offering costs of $2,542,555

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(11,261,066)	$(4,667,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	6,562,736	394,789
Gain on extinguishment of convertible notes payable	(1,481,317)	-
Stock-based compensation	1,646,807	724,108
Depreciation and amortization	99,790	105,959
Change in fair value of derivatives	(191,656)	(2,428)
Changes in operating assets and liabilities:
Accounts receivable, net	7,119	(4,380)
Inventory	-	90,908
Prepaid expenses and other current assets	(89,118)	(85,809)
Security deposit and other assets	700	(1,499)
Accounts payable	(148,618)	224,375
Accrued expenses	11,484	290,378
Deferred revenue - related party	(68,000)	-
Total adjustments	6,349,927	1,736,401
Net Cash Used in Operating Activities	(4,911,139)	(2,931,029)

Cash Flows from Investing Activities
Collection of receivable for sale of assets	-	166,250
Issuance of note receivable to related party	-	(77,737)
Advances to related party	-	10,000
Purchase of property and equipment	(8,319)	(2,265)
Net Cash Provided by (Used in) Investing Activities	(8,319)	96,248

Cash Flows from Financing Activities
Proceeds from initial public offering, net [1]	7,657,427	-
Initial public offering costs paid in cash	(706,596)	(94,816)
Repayments of notes payable	(1,125,000)	-
Proceeds from issuance of note payable to related party	-	311,000
Repayments of notes payable - related party	(120,864)	(174,734)
Proceeds from issuance of notes payable, net of commission	722,500	-
Proceeds from issuance of convertible notes, net [2]	2,603,750	2,415,400
Net proceeds from issuance of redeemable Series B preferred stock and warrant	-	632,900
Net Cash Provided by Financing Activities	9,031,217	3,089,750

Net Increase (Decrease) in Cash	4,111,759	254,969
Cash - Beginning of period	77,688	56,514
Cash - End of period	$4,189,447	$311,483

[1] Net of offering costs paid from escrow of $967,573

[2] Net of cash offering costs of $293,750 and $334,600, respectively

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS - continued

(unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
Interest, net	$302,590	$27,148

Non-Cash Financing Activities
Conversion of convertible note payable - related party and accrued interest into common stock	$517,742	$-
Exchange of note payable - related party and accrued interest into common stock	$150,553	$1,973
Fair value of placement agent warrants issued in connection with preferred stock offering included in derivative liabilities	$-	$2,130
Fair value of warrants issued in connection with convertible debt included in derivative liabilities	$1,046,763	$800,236
Embedded conversion option in convertible debt included in derivative liabilities	$1,239,510	$1,109,775
Derivative liabilities reclassified to equity	$6,059,823	$-
Conversion of convertible notes payable and accrued interest into common stock	$5,743,391	$-
Conversion of preferred stock into common stock	$5,170,755	$-

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

The Company also realizes sub-contract manufacturing and royalty revenue from sales of the ProCol® Vascular Bioprosthesis for hemodialysis patients with end stage renal disease, which has been approved by the FDA, as well as revenue from research and development services performed on behalf of Hancock Jaffe Laboratory Aesthetics, Inc. (in which the Company owns a minority interest as described in Note 4 below) (“HJLA”), pursuant to a Development and Manufacturing Agreement dated April 1, 2016.

On October 31, 2017, our Board of Directors approved a 1 for 2 reverse stock split of the Company’s common stock, which was effected on December 14, 2017. Per share and share amounts presented herein have been adjusted for all periods presented to give retroactive effect to the aforementioned stock splits.

Note 2 - Initial Public Offering

On May 30, 2018, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The Company completed the IPO with an offering of 1,500,000 units (the “Units”) at $5.00 per unit on June 4, 2018, each consisting of one share of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), and a warrant to purchase one share of common stock with an exercise price of $6.00 per share. Aggregate gross proceeds from the IPO were $7,500,000, before underwriting discounts and commissions.

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

Note 3 – Going Concern and Management’s Liquidity Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred a net loss of $11,261,066 during the nine months ended September 30, 2018 and had an accumulated deficit of $46,780,885 at September 30, 2018. Cash used in operating activities was $4,911,139 for the nine months ended September 30, 2018. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the financial statements.

As of September 30, 2018, the Company had a cash balance of $4,189,447 and working capital of $2,470,814.

The Company expects to continue incurring losses for the foreseeable future and will need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products.

Management believes that the Company could have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. However, there is a material risk that the Company will be unable to raise additional capital or obtain new financing when needed on commercially acceptable terms, if at all. The inability of the Company to raise needed capital would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to curtail or discontinue its operations, liquidate and/or seek reorganization in bankruptcy. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Form S-1/A filed with the SEC on May 30, 2018. The condensed balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements.

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

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees relating to the IPO, have been capitalized within non-current assets and were offset against the IPO proceeds upon the consummation of the IPO. Deferred offering costs of $2,542,555, consisting primarily of legal, accounting and underwriting fees, were charged to additional paid in capital upon the consummation of the IPO on June 4, 2018.

Investments

Equity investments over which the Company exercises significant influence, but does not control, are accounted for using the equity method, whereby investment accounts are increased (decreased) for the Company’s proportionate share of income (losses), but investment accounts are not reduced below zero.

The Company holds a 28.5% ownership investment, consisting of founders’ shares acquired at nominal cost, in HJLA. To date, HJLA has recorded cumulative losses. Since the Company’s investment is recorded at $0, the Company has not recorded its proportionate share of HJLA’s losses. If HJLA reports net income in future years, the Company will apply the equity method only after its share of HJLA’s net income equals its share of net losses previously incurred.

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The fair value of derivative liabilities as of September 30, 2018 and December 31, 2017, by level within the fair value hierarchy appears below:

Description:	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities - Preferred Stock Series A Warrants
September 30, 2018	$-	$-	$-
December 31, 2017	$-	$-	$541,990
Derivative liabilities - Preferred Stock Series B Warrants
September 30, 2018	$-	$-	$-
December 31, 2017	$-	$-	$60,551
Derivative liabilities - Convertible Debt Warrants
September 30, 2018	$-	$-	$-
December 31, 2017	$-	$-	$1,298,012
Derivative liabilities - Convertible Debt Embedded Conversion Feature
September 30, 2018	$-	$-	$-
December 31, 2017	$-	$-	$1,176,365

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Derivative
Liabilities
Balance - January 1, 2018	$3,076,918
Issuance of derivative liabilities - convertible debt warrants	1,942,362
Issuance of derivative liabilities - convertible debt embedded conversion feature	3,652,588
Extinguishment of derivative liabilities upon debt modification	(2,420,390)
Change in fair value of derivative liabilities	(191,656)
Extinguishment of derivative liabilities upon conversion of debt	(2,465,820)
Reclassification of warrant derivatives to equity	(3,594,002)
Balance - September 30, 2018	$-

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

The Company recorded a gain on the change in fair value of derivative liabilities of $0 and $191,656 during the three and nine months ended September 30, 2018, respectively, and $4,050 and $2,428 during the three and nine months ended September 30, 2017, respectively.

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Net Loss per Share

The Company computes basic and diluted loss per share by dividing net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period. Net loss income attributable to common stockholders consists of net loss, adjusted for the convertible preferred stock deemed dividend resulting from the 8% cumulative dividend on the Preferred Stock and the beneficial conversion feature recorded in connection with the conversion of the Preferred Stock (see Note 9 – Temporary Equity and Stockholders’ Equity (Deficiency)).

Basic and diluted net loss per common share are the same since the inclusion of common stock issuable pursuant to the exercise of warrants and options, plus the conversion of preferred stock or convertible notes, in the calculation of diluted net loss per common shares would have been anti-dilutive.

The following table summarizes net loss attributable to common stockholders used in the calculation of basic and diluted loss per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(1,468,166)	$(2,254,868)	$(11,261,066)	$(4,667,430)
Deemed dividend to Series A and B preferred stockholders	-	(116,696)	(3,310,001)	(331,607)
Net loss attributable to common stockholders	$(1,468,166)	$(2,371,564)	$(14,571,067)	$(4,999,037)

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of September 30, 2018 and 2017:

	September 30,
	2018	2017
Shares of common stock issuable upon conversion of preferred stock	-	566,413
Shares of common stock issuable upon exercise of preferred stock warrants and the subsequent conversion of the preferred stock issued therewith	-	50,285
Shares of common stock issuable upon the conversion of convertible debt	-	216,708
Shares of common stock issuable upon exercise of warrants	3,780,797	297,854
Shares of common stock issuable upon exercise of options	1,940,715	1,416,000
Potentially dilutive common stock equivalents excluded from diluted net loss per share	5,721,512	2,547,260

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

The following table summarizes the Company’s revenue recognized in the accompanying condensed statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Product sales	$-	$-	$-	$152,400
Royalty income	28,062	27,880	88,090	94,588
Contract research - related party	13,600	-	68,000	-
Total Revenues	$41,662	$27,880	$156,090	$246,988

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

Information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less is not disclosed. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2018.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, deferred revenue is recorded until the performance obligations are satisfied. The Company had deferred revenue of $35,400 and $103,400 as of September 30, 2018 and December 31, 2017, respectively, related to cash received in advance for contract research and development services. The Company expects to satisfy its remaining performance obligations for contract research and development services and recognize the deferred revenue over the next twelve months.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $3,939,447 at September 30, 2018. There were no cash balances in excess of federally insured amounts at December 31, 2017.

During the three and nine months ended September 30, 2017, all of the Company’s revenues from continuing operations were from the sub-contract manufacture of product to for LeMaitre Vascular, Inc. (“LeMaitre”), and royalties earned from the sale of product by LeMaitre, with whom the Company entered a Post-Acquisition Supply Agreement effective March 18, 2016. During the three and nine months ended September 30, 2018, 67% and 56% of the Company’s revenues from continuing operations were from royalties earned from the sale of product by LeMaitre. The Company did not recognize any subcontract manufacturing revenues during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2018, 33% and 44%, respectively, of the Company’s revenues were earned from contract research and development services performed for HJLA.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the fair value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2017-09 did not have a material impact on the Company’s financial statements.

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 5 – Accrued Expenses and Accrued Interest – Related Party

As of September 30, 2018 and December 31, 2017, accrued expenses consist of the following:

	September 30,	December 31,
	2018	2017
Accrued compensation costs	$461,726	$556,118
Accrued professional fees	82,851	235,654
Deferred rent	19,910	4,978
Accrued interest	-	101,050
Accrued franchise taxes	28,016	-
Accrued stock-based compensation	-	-
Other accrued expenses	42,828	5,794
Accrued expenses	$635,331	$903,594

Included in accrued compensation costs in the table above is accrued severance expense of $242,308 pursuant to the terms of the employment agreement for the Company’s prior Chief Financial Officer, who was terminated effective July 20, 2018.

Accrued interest - related parties consisted of accrued interest on notes payable to the majority stockholder and to Leman Cardiovascular S.A. (see Note 7 - Notes Payable and Note Payable – Related Party) totaling, in the aggregate, $0 and $20,558 at September 30, 2018 and December 31, 2017, respectively.

Note 6 - Convertible Notes and Convertible Note – Related Party

Convertible Notes

During the period from June 15, 2017 through December 7, 2017, the Company issued senior secured convertible promissory notes aggregating $2,750,500. The Company incurred cash offering costs of $186,100 (including $129,030 of placement agent fees) resulting in net cash proceeds of $2,564,400. The notes, as amended on December 29, 2017 (the “2017 Convertible Notes”), matured on February 28, 2018, and bore interest at 15% per annum. The principal and interest due on the 2017 Convertible Notes were convertible into shares of common stock at a conversion price equal to the lesser of (i) $12.00 per share, or (ii) 70% of the highest price per common stock sold in an initial public offering (the “2017 Conversion Price”). The 2017 Convertible Notes included warrants exercisable for the number of shares of common stock equal to 75% of the total shares issuable upon the conversion of the related 2017 Convertible Note, at a price equal to the lesser of (i) $14.40 per share or (ii) 120% of the 2017 Conversion Price. In connection with the sale of the 2017 Convertible Notes, the Company issued five-year warrants to the placement agent for the financing for the purchase of 15,339 shares of common stock at an exercise price of $15.84 per share (see Note 9 – Temporary Equity and Stockholders’ Deficiency – Warrants). The fair value of the conversion option and warrants issued in connection with the 2017 Convertible Notes had an issuance date fair value of $1,175,668 and $397,211, respectively, and the aggregate of $1,572,879 was recorded as a debt discount and a derivative liability.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

From January 5, 2018 through January 16, 2018, the Company issued senior secured convertible notes (the “2018 Convertible Notes”) in the aggregate amount of $2,897,500. The Company incurred cash offering costs of $293,750 (including $289,750 of placement agent fees) resulting in net cash proceeds of $2,603,750. The 2018 Convertible Notes bore interest at 15% per annum and were due on February 28, 2018 (the “Maturity Date”). The 2018 Convertible Notes were convertible into shares of common stock at a conversion price equal to the lesser of (i) $12.00 per share, or (ii) 70% of the highest price per common share sold in an initial public offering (the “2018 Conversion Price”). The 2018 Convertible Notes include five-year warrants exercisable for the number of common stock equal to 50% of the total shares issuable upon the conversion of the 2018 Convertible Note, at a price equal to the lesser of (i) $14.40 per share or (ii) 120% of the 2018 Conversion price. The 2018 Convertible Notes (and accrued interest) are convertible at any time at the option of the holder; however, if the Company consummates an IPO on or prior to the Maturity Date, the principal and interest due under the then-outstanding 2018 Convertible Notes will be automatically converted into shares of the Company’s common stock. In connection with the sale of the 2018 Convertible Notes, the Company agreed to issue a five-year warrant to the placement agent for the financing for the purchase of 24,146 shares of common stock, exercisable at a price equal to the 110% of the greater of (i) the price at which the securities are issued, or (ii) the exercise price of the debt holder warrants. The fair value of the conversion option and the warrants issued in connection with the 2018 Convertible Notes had an issuance date fair value of $1,239,510 and $1,046,763, respectively, and the aggregate of $2,286,273 was recorded as a debt discount and a derivative liability.

The 2017 Convertible Notes and the 2018 Convertible Notes are referred to herein together as the “Convertible Notes”.

On February 28, 2018, the Convertible Notes were amended such that the maturity date was extended to May 15, 2018, the 2017 Convertible Note warrants became exercisable for the number of shares of common stock equal to 100% of the total shares issuable upon the conversion of the 2017 Convertible Notes and the 2018 Convertible Note Warrants become exercisable for the number of shares of common stock equal to 75% of the total shares issuable upon the conversion on the 2018 Convertible Notes. The amendment of the Convertible Notes was deemed to be a debt extinguishment and, as a result, during the nine months ended September 30, 2018, the Company recognized a $1,524,791 gain on extinguishment of convertible notes payable within the accompanying statement of operations consisting of the extinguishment of $2,420,390 of derivative liabilities associated with the embedded conversion option of the extinguished Convertible Notes, partially offset by the issue date fair value of additional warrants issued (deemed to be a derivative liability) in the amount of $895,599. Additionally, the embedded conversion option within the re-issued Convertible Notes was deemed to be a derivative liability and the relative fair value was recorded as a discount in the amount of $2,413,079.

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

For the three months ended September 30, 2018 and 2017, interest expense incurred in connection with the Convertible Notes was $0 and $63,222, respectively. Interest expense incurred in connection with the Convertible Notes was $305,452 and $69,386 during the nine months ended September 30, 2018 and 2017, respectively.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Convertible Note – Related Party

On June 30, 2015, the Company entered into a loan agreement with its then-majority (78%) common stock shareholder, (the “2015 Note”). The 2015 Note had a maximum borrowing capacity of $2,200,000 and bore interest at 3% per annum. On April 1, 2016, the 2015 Note was amended such that the 2015 Note became convertible into shares of common stock at the option of the lender at a conversion price of $10.00 per share. During the nine months ended September 30, 2018 and 2017, the Company borrowed $0 and $311,000, respectively, under the 2015 Note. On April 26, 2018, the outstanding principal balance and accrued interest of the 2015 Note was converted into 120,405 shares of common stock at a conversion price of $4.30 per share. For the three months ended September 30, 2018 and 2017, the Company incurred interest expense in connection with the 2015 Note was $0 and $3,773, respectively. The Company incurred interest expense related to the 2015 Note of $4,613 and $9,948 during the nine months ended September 30, 2018 and 2017, respectively.

Note 7 - Notes Payable and Note Payable – Related Party

Notes Payable

During December 2017, the Company borrowed an aggregate of $275,000 pursuant to two promissory notes, which bore interest at 10% per annum. The notes were repaid in full during January 2018. The Company incurred interest expense of $0 and $958 during the three and nine months ended September 30, 2018 in connection with these notes.

On May 15, 2018, the Company received aggregate proceeds of $722,500 in exchange for certain promissory notes (the “May Notes”) in the aggregate principal amount of $850,000 and 55,000 shares of the Company’s common stock, net of commissions of $27,500. The $27,500 commission and the original issue discount of $100,000 were recorded as debt discount, and the relative fair value of the common stock issued in connection with the May Notes of $228,966 was recorded as a debt discount with a corresponding credit to additional paid-in capital. The May Notes bore interest between 0-10% per annum and were repaid in full upon the consummation of the IPO on June 4, 2018. The Company incurred $0 and $4,911 of interest expense during the three and nine months ended September 30, 2018, respectively in connection with the May Notes.

Note Payable – Related Party

The Company had a note payable to a related party (the “Related Party Note”), of which the Company’s Former President and Vice President of Operations were officers, and of which a member of the Company’s Board of Directors is a shareholder. The Related Party Note, as amended, bore interest at 6% per annum and matured on May 10, 2018. On April 26, 2018, the outstanding principal balance and accrued interest of the Related Party Note was amended such that the note became convertible into common stock at a conversion price of $4.30, and on the same day, principal and interest in the aggregate of $150,553 due in connection with the Related Party Note was converted into 35,012 shares of common stock. The Company incurred $0 and $4,521 of interest expense during the three months ended September 30, 2018 and 2017, respectively, and incurred interest expense of $4,078 and $17,142 during the nine months ended September 30, 2018 and 2017, respectively, in connection with the Related Party Note.

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

On September 25, 2018, ATSCO, Inc., filed a complaint with the Superior Court seeking payment of $809,520 plus legal costs for invoices to the Company dated from 2015 to June 30, 2018. The Company had entered into a Services and Material Supply Agreement (“Agreement”), dated March 4, 2016 to supply pig and cow tissue. The Company is disputing the amount owed as the Agreement called for a fixed monthly fee regardless of tissue delivered. The Company believes that ATSCO had an obligation to mitigate the fees when they were not delivering tissues and not incurring any costs plus other defenses that the Company intends to plead in the lawsuit. The Company recorded the disputed invoices in accounts payable and as of September 30, 2018, the Company has fully accrued for the outstanding claim against the Company. The Company has subsequently entered into new supply relationships with several companies to supply pig and cow tissues.

On October 8, 2018, Gusrae Kaplan Nusbaum PLLC (“Gusrae”) filed a complaint with the Supreme Court of the State of New York seeking payment of $178,926 plus interest and legal costs for invoices to the Company dated from November 2016 to December 2017. In July 2016, the Company retained Gusrae to represent the Company in connection with certain specific matters. The Company believes there are billing irregularities and errors and is disputing the amount owed. The Company recorded the disputed invoices in accounts payable and as of September 30, 2018, the Company has fully accrued for the outstanding claim against the Company.

Employment Agreements

On March 20, 2018, the Company entered into an Amendment to Employment Agreement (the “Employment Amendment”) with the Company’s then Chief Executive Officer (the “Old CEO”), pursuant to which the Old CEO was removed from the position of Chief Executive Officer of the Company and was appointed to serve as the Company’s Chief Medical Officer Outside of the United States. The Employment Amendment represented a change in position only; all other terms and conditions of the Old CEO’s Employment Agreement with the Company remained in effect. Further, on March 20, 2018, the employment of the Company’s then Co-Chief Executive Officer was terminated without cause, and the Company entered into an Employment Agreement (the “New CEO Agreement”) with Robert Berman (the “New CEO”) under which he serves as the Company’s Chief Executive Officer. The New CEO Agreement provides for an annual base salary of $400,000 as well as standard employee insurance and other benefits. Pursuant to the New CEO Agreement, the New CEO is eligible for annual salary increases at the discretion of the Company’s Board of Directors as well as annual bonus payments of up to 50% of base salary, as determined by the Compensation Committee of the Board of Directors. The New CEO Agreement provides for severance payments equal to six months of base salary in the event of termination without cause, severance payments equal to one year of base salary if such termination occurs on or after the two-year anniversary of the effective date of the New CEO Agreement and severance payments equal to two years of base salary if such termination occurs within 24 months of a change in control of the Company. In addition, in connection with the New CEO Agreement, the New CEO received an option for the purchase of up to 6.5% of the Company’s common stock on a fully-diluted basis as of the date of the IPO. The New CEO’s employment with the Company is “at-will”, and may be terminated at any time, with or without cause and with or without notice by either the New CEO or the Company.

On July 16, 2018, the Company entered into an employment agreement with Mr. Robert Rankin (the “CFO Employment Agreement”) under which he serves as the Company’s Chief Financial Officer. The CFO Employment Agreement provides for an annual base salary of $250,000 as well as standard employee insurance and other benefits. Pursuant to the CFO Employment Agreement, Mr. Rankin is eligible for annual salary increases at the discretion of the Company’s Board of Directors as well as an annual year-end discretionary bonus of up to 30% of his base salary, subject to the achievement of key performance indicators, as determined by the Board and the Chief Executive Officer of the Company in their sole discretion. The CFO Employment Agreement provides for severance payments in the event of termination without Cause or he resigns for Good Reason, as defined in the CFO Agreement, equal to three months of base salary for each year that he has been employed by the Company at the time of termination, up to a total of one year of his base salary, provided, that if such termination results from a Change of Control, as defined in the CFO Employment Agreement, Mr. Rankin’s severance will not be less than six months of his base salary. In addition, in connection with the CFO Employment Agreement, Mr. Rankin received an initial equity grant of an option (the “CFO Option”) to purchase up to 150,000 shares of the Company’s common stock. 50,000 of the shares will vest on the first anniversary of Mr. Rankin’s employment with the Company, and the remaining 100,000 shares will vest on a quarterly basis over the following two-year period, provided that all unvested shares will immediately vest upon a Change of Control. The CFO Option will have an exercise price per share equal to $2.98, the last reported sale price of the Company’s common stock on the Nasdaq Capital Market on July 16, 2018, the date of the grant. Mr. Rankin’s employment with the Company is “at-will”, and may be terminated at any time, with or without cause and with or without notice by either Mr. Rankin or the Company.

R&D Agreements

On October 2, 2018, The Company entered into an Agreement with the Texas Heart Institute for the development of the Company’s CoreoGraft product to be used for coronary artery bypass surgery. The Company estimates the initial feasibility study will cost approximately $200,000. The agreement will terminate on August 31, 2019 and may be extended by mutual consent.

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 9 – Temporary Equity and Stockholders’ Equity (Deficiency)

Common Stock

The Company completed the IPO via an issuance of common stock and warrants on June 4, 2018. See Note 2 - Initial Public Offering.

On April 26, 2018, the Company issued 44,444 shares of common stock with an aggregate fair value of $200,000, in satisfaction of deferred salary to its Chief Medical Officer Outside the United States. On June 18, 2018, the Company issued 30,000 shares of common stock with an aggregate fair value of $90,000, in satisfaction of fees payable to its Medical Advisory Board, and granted 160,000 shares of immediately vested common stock with an aggregate fair value of $798,400 and 20,000 shares of common stock which will vest monthly over next twelve months to certain consultants. As of September 30, 2018, there was $71,386 of unrecognized stock-based compensation expense related to the unvested shares of common stock that will be recognized over the remaining vesting period of one year.

Preferred Stock

The Company’s Preferred Stock had certain redemption rights that were considered by the Company to be outside of the Company’s control. Accordingly, the Series A Preferred Stock and Series B Preferred Stock are presented as temporary equity on the Company’s condensed balance sheets.

The Series A and Series B Preferred Stock were convertible at the option of the holder at a conversion price of $10.00 and $12.00 per share, respectively, which was reduced to $4.30 and $4.50 per share, respectively, if the conversion resulted from a mandatory IPO conversion. On June 4, 2018, all Series A and Series B Preferred Stock and dividends in arrears of $911,151 and $107,556, respectively, were mandatorily converted into 1,743,231 shares of common stock, upon the completion of the IPO (see Note 2 – Initial Public Offering). In connection with the mandatory conversion of the Preferred Stock, the Company recorded a deemed dividend equal to the number of additional shares of common stock issued upon conversion of the Preferred Stock resulting from the reduction in the conversion price upon the mandatory IPO conversion, multiplied times the fair value of the common stock on the commitment date.

Warrants

During the nine months ended September 30, 2018, the Company issued five-year warrants (“Investor Warrants”) for the purchase of 1,269,384 shares of common stock with an exercise price equal to the lesser of (i) $12.00 per share, or (ii) 70% of the highest price per common stock sold in an initial public offering of the Company, to investors in connection with the sale of the Convertible Notes, and issued five-year warrants for the purchase of 123,285 shares of common stock to with an exercise price equal to 110% of the Investor Warrants exercise price to the placement agent, in connection with the issuance of the Convertible Notes and as a result of the increase in warrant coverage in connection with the amendment to the Convertible Notes (see Note 6 - Convertible Notes and Convertible Note – Related Party). In connection with the IPO, the exercise price of the warrants issued to investors and the placement agent in connection with the Convertible Notes became fixed at $4.20 per share and $4.62 per share, respectively, pursuant to the terms of the warrants.

On June 4, 2018, the Company issued five-year warrants for the purchase of 1,725,000 shares of common stock at an exercise price of $6.00 per share to purchasers of Units in the IPO and issued five-year warrants for the purchase of 75,000 shares of common stock at an exercise price of $6.25 to the underwriter for the IPO. Further, in connection with the IPO, warrants for the purchase of 100,570 shares of Series A Preferred Stock were amended such that they became exercisable for the purchase of 116,912 shares of common stock at an exercise price of $4.30 per share. The amendment was accounted for as a modification of a stock award. The Company determined that there was no incremental increase in the fair value for the amendment of the award and accordingly there was no charge to the statement of operations for the nine months ended September 30, 2018.

On June 18, 2018, the Company issued five-year warrants for the purchase 100,000 shares of common stock to certain consultants. The warrants vested immediately, were exercisable at $4.99 per share and had a grant date fair value of $179,000 using the Black-Scholes pricing model, with the following assumptions used: stock price of $4.93, risk free interest rate of 2.67-2.80%, expected term of 3-5 years, volatility of 42.6% and an annual rate of quarterly dividends of 0%. A summary of warrant activity during the nine months ended September 30, 2018 is presented below:

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

	Series A Preferred Stock				Common Stock
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value	Number of Warrants	Weighted Average Exercise Price		Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2018	100,570	$5.00			371,216	$13.21
Issued	-	-			3,292,669	6.02
Exercised	-	-			-	-
Cancelled	-	-			-	-
Amendment of placement agent warrants [1]	(100,570)	5.00			116,912	4.30
Outstanding, September 30, 2018	-	$-	-	$-	3,780,797	$5.48	[2]	4.4	$-

Exercisable, September 30, 2018	-	$-	-	$-	3,780,797	$5.48		4.4	$-

[1]	In connection with the IPO, placement agent warrants for the purchase of Series A Preferred Stock were amended such that the warrants became exercisable for the number of common stock that would have been issued upon the exercise of the Series A warrant and subsequent conversion to common stock upon the consummation of the IPO. The exercise price was amended to the price equal to the total proceeds that would have been required upon the exercise of the original warrant, divided by the amended number of warrant shares.
The amendment was accounted for as a modification of a stock award. The Company determined that there was no incremental increase in the fair value for the amendment of the award and accordingly there was no charge to the statement of operations for the nine months ended September 30, 2018.
[2]	Pursuant to the terms of the warrant, the exercise price of the warrants issued to investors and the placement agent in connection with the sale of the Convertible Notes became fixed at $4.20 per share and $4.62 per share, respectively, at the date of the IPO, based upon the price of stock issued in the IPO.

A summary of outstanding and exercisable warrants as of September 30, 2018 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$12.00	Common Stock	183,963	4.7	183,963
$6.25	Common Stock	75,000	4.7	75,000
$6.00	Common Stock	1,725,000	4.7	1,725,000
$5.00	Common Stock	100,000	4.7	100,000
$4.62	Common Stock	138,624	4.1	138,624
$4.30	Common Stock	116,912	2.4	116,912
$4.20	Common Stock	1,441,298	4.0	1,441,298
		3,780,797		3,780,797

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Stock Options

On June 18, 2018, the Company granted non-qualified stock options for the purchase of 80,000 shares of common stock at an exercise price of $4.93 to members of its Medical Advisory Board. The options have a ten-year term and vest monthly over two years. The options had grant date fair value of $2.21 per share for an aggregate grant date fair value of $176,800, using the Black Scholes method with the following assumptions used: stock price of $4.93, risk-free interest rate of 2.85%, volatility of 42.6%, annual rate of quarterly dividends of 0%, and a contractual term of six years.

On July 16, 2018, in connection with the CFO Employment Agreement, the Company granted non-qualified stock options for the purchase of 150,000 shares of common stock at an exercise price of $2.98 to its CFO, Mr. Rankin. The options have a ten-year term and 50,000 of the shares will vest on the first anniversary of Mr. Rankin’s employment with the Company, and the remaining 100,000 shares will vest on a quarterly basis over the following two-year period. The options had grant date fair value of $1.10 per share for an aggregate grant date fair value of $165,000, using the Black Scholes method with the following assumptions used: stock price of $2.98, risk-free interest rate of 2.76%, volatility of 35.6%, annual rate of quarterly dividends of 0%, and a contractual term of 5.3 years.

On September 24, 2018, the Board of Directors of the Company approved the grant of a ten-year option to purchase an aggregate of 1,080,207 shares of the Company's common stock at an exercise price of $4.99 per share (the “Option”) to its CEO, Robert Berman, which Option was issued pursuant to the terms of that certain employment agreement, dated March 30, 2018 (the “Effective Date”), between Mr. Berman and the Company (the “Employment Agreement”). The grant of the Option was in fulfillment of the express terms of the previously agreed to Employment Agreement. The Employment Agreement provides that Mr. Berman is entitled to receive an equity grant of an option to purchase up to 6.5% of the Company’s common stock outstanding on a fully diluted basis at the closing of the IPO. The shares subject to the Option will vest over a period of 2 years, with 1/5th of the shares subject to the Option having vested on the Effective Date (the “Initial Vesting”) and the remaining shares vesting in substantially equal monthly installments during the twenty-four (24) month period following the Effective Date and ending March 30, 2020. The Option had grant date fair value of $0.47 per share for an aggregate grant date fair value of $507,697, using the Black-Scholes method with the following assumptions used: stock price of $4.99, risk-free interest rate of 2.97%, volatility of 35.3%, annual rate of quarterly dividends of 0%, and a contractual term of 5.2 years.

A summary of the option activity during the nine months ended September 30, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2018	1,422,000	$10.16
Granted	1,310,207	4.76
Forfeited	(14,649)	10.00
Outstanding, September 30, 2018	2,717,558	$7.55	9.0	$-

Exercisable, September 30, 2018	1,811,118	$8.90	8.5	$-

A summary of outstanding and exercisable options as of September 30, 2018 is presented below:

Options Outstanding			Options Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$12.00	Common Stock	120,000	8.9	120.000
$10.00	Common Stock	1,281,351	8.0	1,243,035
$7.00	Common Stock	6,000	9.2	6,000
$4.98	Common Stock	1,080,207	10.0	432,083
$4.93	Common Stock	80,000	9.7	10,000
$2.98	Common Stock	150,000	9.8	-
	Total	2,717,558		1,811,118

The Company recognized $107,491 and $372,576 of stock-based compensation related to stock options during the three months ended September 30, 2018 and 2017, respectively, and recognized stock-based compensation related to stock options of $640,988 and $647,328 during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $758,012 of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.6 years.

The employment of the Company’s prior Chief Financial Officer was terminated effective July 20, 2018. Pursuant to the provisions of the 2016 Omnibus Incentive Plan and terms and conditions of his stock option Award Agreement, the non-exercisable portion of his option grant or 14,649 expired upon his termination and the exercisable portion or 131,851 options remained exercisable for 90 days following his termination. The prior Chief Financial Officer failed to exercise his exercisable options within the 90 day period and they were forfeited as of October 18, 2018.

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 10 – Subsequent Events

On October 1, 2018, Robert Doyle, Steven Girgenti and Robert Andersen (“Resigning Directors”) each tendered their resignations from the Board of Directors of the Company. and as members of each of the committees of the Board upon which they serve. The Resigning Directors’ voluntary retirement and resignation from the Board was effective as of the October 1, 2018. In connection with their resignations from the Board, each of the Resigning Directors entered into separate Resignation Agreements with the Company. The Resignation Agreements contain customary provisions, including mutual releases of claims by the Company and the Resigning Directors, as well as confidentiality and non-disparagement covenants. Effective upon their resignation, each of the Resigning Directors received a grant of ten thousand (10,000) options to purchase shares of Company common stock for their services for the Company as Directors, at a strike price equal to the closing price of the Common Stock on October 1, 2018. Such options shall be exercisable for a ten (10) year period from their issuance date.

On October 2, 2018, the remaining members of the Board, to fill the vacancies left by the Resigning Directors, appointed Dr. Francis Duhay, Dr. Sanjay Shrivastava and Marc W. Robins, CFA, as Directors of the Company.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Such forward-looking statements involve significant risks and uncertainties. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

On June 4, 2018, upon the consummation of our IPO, principal and interest of $2,740,500 and $51,807, respectively, owed in connection with the 2017 Notes was converted into 802,345 shares of our common stock at a conversion price of $3.50 per share, and principal and interest of $10,000 and $267, respectively was paid in cash. Principal and interest of $2,897,500 and 53,584, respectively owed in connection with the 2018 Notes was converted into 848,192 shares of our common stock at a conversion price of $3.50 per share. As of September 30, 2018, there is no balance owed on the 2017 Notes or the 2018 Notes.

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

Conversion of Deferred Compensation

On April 30, 2018, we issued 44,444 shares of our common stock at a fair value of $4.50 per share in satisfaction of $200,000 in deferred compensation to our Chief Medical Officer Outside the United States.

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

Preferred Stock

On June 4, 2018, all Series A and Series B Preferred Stock and dividends in arrears of $911,151 and $107,556, respectively, were mandatorily converted into 1,743,231 shares of common stock, upon the completion of the IPO (see Note 2 – Initial Public Offering to the accompanying financial statements). The Series A and Series B Preferred Stock were convertible at the option of the holder at a conversion price of $10.00 and $12.00 per share, respectively, except that the price was reduced to $4.50 and $4.30 per share, respectively, if the conversion resulted from a mandatory IPO conversion. In connection with the mandatory conversion of the Preferred Stock, the Company recorded a deemed dividend equal to the number of additional shares of common stock issued upon conversion of the Preferred Stock resulting from the reduction in the conversion price upon the mandatory IPO conversion, multiplied times the fair value of the common stock on the commitment date.

Results of Operations

The following table represents selected items in our statements of operations for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Product sales	$-	$-	$-	$152,400
Royalty income	28,062	27,880	88,090	94,588
Contract research - related party	13,600	-	68,000	-
Total Revenues	41,662	27,880	156,090	246,988
Cost of revenues	-	132,941	-	321,675
Gross Profit	41,662	(105,061)	156,090	(74,687)

Selling, general and administrative expenses	1,104,713	1,664,044	5,266,444	3,799,211
Research and development expenses	424,596	43,069	945,508	300,648
Loss from Operations	(1,487,647)	(1,812,174)	(6,055,862)	(4,174,546)

Other Expense (Income):
Amortization of debt discount	(12,500)	371,155	6,562,736	394,789
Loss (gain) on extinguishment of convertible notes payable	-	-	(1,481,317)	-
Interest expense (income), net	(6,981)	75,589	315,441	100,523
Change in fair value of derivative liabilities	-	(4,050)	(191,656)	(2,428)
Total Other Expense (Income)	(19,481)	442,694	5,205,204	492,884

Net Loss	(1,468,166)	(2,254,868)	(11,261,066)	(4,667,430)
Deemed dividend to preferred stockholders	-	(116,696)	(3,310,001)	(331,607)
Net Loss Attributable to Common Stockholders	$(1,468,166)	$(2,371,564)	$(14,571,067)	$(4,999,037)

Net Loss Per Basic and Diluted Common Share:	$(0.13)	$(0.39)	$(1.70)	$(0.82)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,717,307	6,126,743	8,568,275	6,124,580

Comparison of the three months ended September 30, 2018 and 2017

Overview

We reported net losses of $1,468,166 and $2,254,868 for the three months ended September 30, 2018 and 2017, respectively, representing a decrease in net loss of $786,702, or 35%, resulting primarily from a decrease in operating expenses of $177,804, a decrease in amortization of debt discount of $383,655 (see below) and a decrease of $82,570 in interest expense, net.

Revenues

Revenues earned during the three months ended September 30, 2018 consist of royalty income and income from contract research – related party of $28,062 and $13,600, respectively. Revenues earned during the three months ended September 30, 2017 were generated through royalty income of $27,880.

Royalty income is earned pursuant to the terms of our March 2016 asset sale agreement with LMAT. Royalty income from LMAT increased slightly for the three months ended September 30, 2018, versus three months ended September 30, 2017. The contract research revenue earned during the three months ended September 30, 2018 is related to research and development services performed on behalf of Hancock Jaffe Laboratory Aesthetics, Inc., a company in which the Company owns a minority interest (“HJLA”), pursuant to a Development and Manufacturing Agreement dated April 1, 2016.

As a developmental stage Company, our revenue, if any, is expected to be diminutive. The Company may license one or more of its products resulting in royalty revenues.

Selling, General and Administrative Expenses

For the three months ended September 30, 2018, selling, general and administrative expenses decreased by $559,331 or 34%, to $1,104,713 from $1,664,044 for the three months ended September 30, 2017. The decrease is primarily due to decreases of approximately $240,000 in stock compensation expenses, $135,000 in legal and professional fees and $149,000 in salaries during the period.

Research and Development Expenses

For the three months ended September 30, 2018, research and development expenses increased by $381,527 or 886%, to $424,596 from $43,069 for the three months ended September 30, 2017. The increase is primarily due to increased labor costs, benefits and supplies and materials associated with research and development activities supporting the first-in-human trial for the VenoValve scheduled for December 2018 in Columbia.

Interest Expense

For the three months ended September 30, 2018, interest expense, net decreased by $82,570, or 109%, as compared to the three months ended September 30, 2017, due to the conversion of the 2017 and 2018 Notes into shares of our common stock upon the consummation of our IPO on June 4, 2018. On this date, principal and interest of $2,740,500 and $51,807, respectively, owed in connection with the 2017 Notes was converted into $802,345 shares of our common stock at a conversion price of $3.50 per share and principal and interest of $2,897,500 and $53,584, respectively owed in connection with the 2018 Notes was converted into $848,192 shares of our common stock at a conversion price of $3.50 per share. Interest income of $7,366 was earned during the three months ended September 30, 2018.

Amortization of Debt Discount

During the three months ended September 30, 2018, non-cash amortization of debt discount expense decreased by $383,655 from $371,155 for the three months ended September 30, 2017. The decrease is related to amortization of debt discount related to the embedded conversion option in the Notes, as well as the warrants issued with the Notes during the period from June 2017 through January 2018.

Change in Fair Value of Derivative Liability

For the three months ended September 30, 2018 and 2017, we recorded a gain on the change in fair value of derivative liabilities of $0 and $4,050 respectively. Our derivative liabilities are related to warrants issued in connection with our Series A preferred stock and Series B preferred stock financings, plus warrants issued in connection with the Notes, as well as the embedded conversion options in the Notes.

Deemed Dividend

We recorded a deemed dividend of $0 and $116,696 for the three months ended September 30, 2018 and 2017, respectively. The deemed dividend for the three months ended September 30, 2017 resulted primarily from the 8% cumulative dividend on the Preferred Stock.

Comparison of the nine months ended September 30, 2018 and 2017

Overview

We reported net losses of $11,261,066 and $4,667,430 for the nine months ended September 30, 2018 and 2017, respectively, representing an increase in net loss of $6,593,636, or 141%, resulting primarily from increases in operating expenses of $2,112,093, increases in non-cash amortization of debt discount of $6,167,947, and partially offset by a $1,481,317 gain on extinguishment of convertible notes payable.

Revenues

Revenues earned during the nine months ended September 30, 2018 consist of royalty income and contract research - related party of $88,090 and $68,000, respectively. Revenues earned during the nine months ended September 30, 2017 were generated through product sales of the ProCol Vascular Bioprosthesis of $152,400, and royalty income of $94,588. Sale of the ProCol Vascular Bioprosthesis during the nine months ended September 30, 2017 resulted from our contract manufacturing supply arrangement with LMAT, which we entered in connection with the sale of the ProCol Vascular Bioprosthesis to LMAT in 2016. There were no orders for product from LMAT during the nine months ended September 30, 2018.

Royalty income is earned pursuant to the terms of our March 2016 asset sale agreement with LMAT. The decrease in royalty income results from lower royalties earned on LMAT sales for the nine months ended September 30, 2018, versus nine months ended September 30, 2017.

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

Gross Profit (Loss)

Cost of sales were $0 and $321,675 for the nine months ended September 30, 2018 and 2017, respectively, consisting primarily of labor costs and the costs of materials used for the sub-contract manufacture of the vascular bioprosthesis. The gross loss on product sales of the ProCol Vascular Bioprosthesis is primarily the result of (i) lower than expected product sales, and (ii) high fixed costs which result from a fixed volume contract with the supplier of our raw materials. We intend to negotiate with suppliers such that during periods of low demand, the suppliers will provide materials that can be used for research and development purposes, however, we may not be successful in these negotiations.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2018, selling, general and administrative expenses increased by $1,467,233 or 39%, to $5,266,444 from $3,799,211 for the nine months ended September 30, 2017. The increase is primarily due to increases of approximately $999,000 in non-cash stock compensation expense, increases of approximately $514,000 in legal, professional fees and consulting fees and increases in severance expenses of $300,000 slightly offset by a decrease in salaries of $170,000 during the period.

Research and Development Expenses

For the nine months ended September 30, 2018, research and development expenses increased by $644,860 or 214%, to $945,508 from $300,648 for the nine months ended September 30, 2017. The increase is primarily due to increased labor costs, benefits and supplies and materials associated with research and development activities supporting the first-in-human trial for the VenoValve scheduled for December 2018 in Columbia along with developing techniques to manufacture the Bioprosthetic Heart Valve and the pediatric bioprosthetic venous valves. We did not manufacture any product for LMAT during 2018, allowing us to increase our research and development activities.

Net Gain on Extinguishment of Convertible Notes Payable

For the nine months ended September 30, 2018, we recorded a gain on extinguishment of convertible notes of $1,481,317. On February 28, 2018, the Notes were amended such that the maturity date was extended to May 15, 2018, the 2017 Investor Warrants became exercisable for the number of shares of common stock equal to 100% of the total shares issuable upon the conversion of the 2017 Notes, and the 2018 Investor Warrants become exercisable for the number of shares of common stock equal to 75% of the total shares issuable upon the conversion on the 2018 Notes. The amendment of the Notes was deemed to be a debt extinguishment and, as a result, we recognized a $1,524,791 gain on extinguishment of convertible notes payable within the accompanying statement of operations consisting of the extinguishment of $2,420,390 of derivative liabilities associated with the embedded conversion options of the extinguished Notes, partially offset by the fair value of additional warrants issued (deemed to be a derivative liability) in the amount of $895,599.

Further, on June 4, 2018, upon the consummation of our IPO, principal and interest of $2,740,500 and $51,807, respectively, owed in connection with the 2017 Notes was converted into 802,345 shares of our common stock at a conversion price of $3.50 per share, and principal and interest of $10,000 and $267, respectively was paid in cash. Principal and interest of $2,897,500 and 53,584, respectively owed in connection with the 2018 Notes was converted into 848,192 shares of our common stock at a conversion price of $3.50 per share. The conversion of the Notes was deemed to be a debt extinguishment and, as a result, during the nine months ended September 30, 2018, we recognized a $43,474 loss on extinguishment of convertible notes payable, consisting of the fair value of the common stock issued upon the conversion of the Notes of $8,252,685, less the extinguishment of $5,743,391 of principal and interest converted and $2,465,820 of derivative liabilities associated with the embedded conversion option of the extinguished Notes. The loss on extinguishment partially offset the gain on extinguishment described above.

Interest Expense

For the nine months ended September 30, 2018, interest expense increased by $214,918, as compared to the nine months ended September 30, 2017, due to an increase in the average balance of loans payable outstanding, principally from the issuance of the Notes during the period from June 2017 through January 2018.

Amortization of Debt Discount

During the nine months ended September 30, 2018, amortization of debt discount expense increased by $6,167,947 to $6,562,736 from $394,789 for the nine months ended September 30, 2017. The increase is related to amortization of debt discount related to the embedded conversion option in the Notes, as well as the Warrants issued with the Notes during the period from June 2017 through January 2018.

Change in Fair Value of Derivative Liability

For the nine months ended September 30, 2018 and 2017, we recorded a gain on the change in fair value of derivative liabilities of $191,656 and $2,428, respectively. Our derivative liabilities are related to warrants issued in connection with our Series A preferred stock and Series B preferred stock financings, plus warrants issued in connection with the Notes, as well as the embedded conversion options in the Notes.

Deemed Dividend

We recorded a deemed dividend of $3,310,001 and $331,607 for the nine months ended September 30, 2018 and 2017, respectively, of which $222,410 and $331,607 respectively, resulted from the 8% cumulative dividend on the Preferred Stock and $3,087,591 and $0, respectively, resulted from the beneficial conversion feature recorded in connection with the conversion of the Preferred Stock (see Recent Developments - Preferred Stock, above).

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $46,780,885. Since inception, we have funded our operations primarily through our IPO, private placements of equity and convertible debt securities as well as modest revenues from royalties, contract research and sales of the ProCol Vascular Bioprosthesis. As of November 7, 2018, we had a cash balance of $3,492,781.

We measure our liquidity in a variety of ways, including the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Cash	$4,189,447	$77,688
Working capital (deficiency)	$2,470,814	$(8,004,171)

Based upon our working capital as of September 30, 2018, we will require additional capital resources in order to meet our obligations as they become due within one year after the date of this Report and sustain operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

For the Nine months ended September 30, 2018 and 2017

For the nine months ended September 30, 2018 and 2017, we used cash of $4,911,139 and $2,931,029, respectively, in operations. Cash used during the nine months ended September 30, 2018 was primarily attributable to our net loss of $11,261,066, adjusted for net non-cash expenses in the aggregate amount of $6,636,360 and by $286,433 of net cash used by changes in the levels of operating assets and liabilities. Cash used during the nine months ended September 30, 2017 was primarily attributable to our net loss of $4,667,430, adjusted for net non-cash expenses in the aggregate amount of $1,222,428, partially offset by $513,973 of net cash provided by changes in the levels of operating assets and liabilities.

During the nine months ended September 30, 2018, cash used by investing activities was $8,319 for computer equipment and software. During the nine months ended September 30, 2017, cash provided by investing activities was $96,248 of which $166,250 represented cash proceeds received in connection with the asset sale to LMAT and $10,000 was received from the repayment of advances paid to a related party partially offset by $77,737 cash paid in exchange for a note receivable to a related party and $2,265 for purchases of property and equipment.

During the nine months ended September 30, 2018, cash provided by financing activities was $9,031,217, of which $7,657,427 was provided in connection with net proceeds from our initial public offering, $2,603,750 from the issuance of convertible notes and warrants, $722,500 of proceeds from issuances of notes payable, partially offset by the repayments of notes payable of $1,125,000, repayments of notes payable – related party of $120,864 and payment of initial public offering costs of $706,596. During the nine months ended September 30, 2017, cash provided by financing activities was $3,089,750, of which $311,000 was provided with the issuance of a note payable to the then majority stockholder, net proceeds from the issuance of convertible notes of $2,415,400 and net proceeds from the issuance of Series B preferred stock of $632,900, partially offset by the repayments of notes payable – related party of $174,734 and payment of initial public offering costs of $94,816.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2018, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 25, 2018, ATSCO, Inc., filed a complaint with the Superior Court seeking payment of $809,520 plus legal costs for invoices to the Company dated from 2015 to June 30, 2018. The Company had entered into a Services and Material Supply Agreement (“Agreement”), dated March 4, 2016 to supply pig and cow tissue. The Company is disputing the amount owed as the Agreement called for a fixed monthly fee regardless of tissue delivered. The Company believes that ATSCO had an obligation to mitigate the fees when they were not delivering tissues and not incurring any costs. Since the Company has recorded the disputed invoices in accounts payable, the Company does not believe the suit will have a material impact on the Company. The Company has subsequently entered into new supply relationships with several companies to supply pig and cow tissues.

On October 8, 2018, Gusrae Kaplan Nusbaum PLLC (“Gusrae”) filed a complaint with the Supreme Court of the State of New York seeking payment of $178,926 plus interest and legal costs for invoices to the Company dated from November 2016 to December 2017. In July 2016, the Company retained Gusrae to represent the Company in connection with certain specific matters. The Company believes there are billing irregularities and errors and is disputing the amount owed. The Company recorded the disputed invoices in accounts payable and as of September 30, 2018, the Company has fully accrued for the outstanding claim against the Company

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Form S-1, filed with the SEC on June 12, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2018	HANCOCK JAFFE LABORATORIES, INC.

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert Rankin
Robert Rankin
Chief Financial Officer
(Principal Financing and Accounting Officer)

