Form 10-Q
period 2019-06-30
Hancock Jaffe Laboratories, Inc.
filed 2019-08-05
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X].

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Ticker Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.00001 par value	HJLI	The NASDAQ Stock Market LLC
Warrant to Purchase Common Stock	HJLW	The NASDAQ Stock Market LLC

As of August 1, 2019, there were 17,922,129 shares of common stock outstanding.

HANCOCK JAFFE LABORATORIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,465,336	$2,740,645
Accounts receivable	-	32,022
Prepaid expenses and other current assets	164,586	64,306
Total Current Assets	4,629,922	2,836,973
Property and equipment, net	194,035	26,153
Restricted cash	810,055	-
Operating lease right-of-use assets, net	961,655	-
Intangible assets, net	627,646	666,467
Security deposits and other assets	29,843	29,843
Total Assets	$7,253,156	$3,559,436

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,196,893	$1,077,122
Accrued expenses and other current liabilities	381,995	412,871
Deferred revenue - related party	33,000	33,000
Current portion of operating lease liabilities	271,101	-
Total Current Liabilities	1,882,989	1,522,993
Long-term operating lease liabilities	718,152	-
Total Liabilities	2,601,141	1,522,993

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 50,000,000 shares authorized, 17,922,129 and 11,722,647 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	179	117
Additional paid-in capital	56,734,113	50,598,854
Accumulated deficit	(52,082,277)	(48,562,528)
Total Stockholders’ Equity	4,652,015	2,036,443
Total Liabilities and Stockholders’ Equity	$7,253,156	$3,559,436

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues:
Royalty income	$-	$28,963	$31,243	$60,028
Contract research - related party	-	54,400	-	54,400
Total Revenues	-	83,363	31,243	114,428

Selling, general and administrative expenses	1,531,639	2,914,723	2,832,210	4,161,731
Research and development expenses	428,310	280,419	741,323	520,912
Loss from Operations	(1,959,949)	(3,111,779)	(3,542,290)	(4,568,215)

Other (Income) Expense:
Amortization of debt discount	-	2,005,479	-	6,575,236
Loss (gain) on extinguishment of convertible notes payable	-	43,474	-	(1,481,317)
Interest (income) expense, net	(13,926)	111,960	(22,541)	322,422
Change in fair value of derivative liabilities	-	(227,279)	-	(191,656)
Total Other (Income) Expense	(13,926)	1,933,634	(22,541)	5,224,685

Net Loss	(1,946,023)	(5,045,413)	(3,519,749)	(9,792,900)
Deemed dividend to preferred stockholders	-	(3,180,860)	-	(3,310,001)
Net Loss Attributable to Common Stockholders	$(1,946,023)	$(8,226,273)	$(3,519,749)	$(13,102,901)

Net Loss Per Basic and Diluted Common Share:	$(0.13)	$(1.06)	$(0.26)	$(1.88)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	14,838,193	7,781,603	13,559,921	6,962,193

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at January 1, 2018	6,133,678	$61	$24,389,307	$(35,519,819)	$(11,130,451)
Stock-based compensation:
Amortization of stock options	-	-	137,376	-	137,376
Net loss	-	-	-	(4,747,487)	(4,747,487)
Balance at March 31, 2018	6,133,678	$61	$24,526,683	$(40,267,306)	$(15,740,562)
Common stock issued in initial public offering [1]	1,725,000	17	6,070,135	-	6,070,152
Derivative liabilities reclassified to equity	-	-	3,594,002	-	3,594,002
Preferred stock converted to common stock	1,743,231	18	5,170,737	-	5,170,755
Common stock issued in connection with May Bridge Notes	55,000	1	228,965	-	228,966
Common stock issued in satisfaction of Advisory Board fees payable	30,000	-	90,000	-	90,000
Common stock issued upon conversion of convertible debt and interest	1,650,537	17	8,252,669	-	8,252,686
Common stock issued upon conversion of related party convertible debt and interest	120,405	1	517,741	-	517,742
Common stock issued upon exchange of related party notes payable and interest	35,012	-	150,553	-	150,553
Common stock issued in satisfaction of deferred salary	44,444	-	200,000	-	200,000
Stock-based compensation:
Amortization of stock options	-	-	141,059	-	141,059
Common stock granted to consultants	180,000	2	801,677	-	801,679
Warrants granted to consultants	-	-	179,000	-	179,000
Net loss	-	-	-	(5,045,413)	(5,045,413)
Balance at June 30, 2018	11,717,307	$117	$49,923,221	$(45,312,719)	$4,610,619

[1] net of offering costs of $2,554,848

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	11,722,647	$117	$50,598,854	$(48,562,528)	$2,036,443
Common stock issued in private placement offering [2]	2,347,997	24	2,317,252	-	2,317,276
Stock-based compensation:
Amortization of stock options	-	-	82,720	-	82,720
Common stock issued to consultants	85,000	-	-	-	-
Warrants granted to consultants	-	-	2,334	-	2,334
Net loss	-	-	-	(1,573,726)	(1,573,726)
Balance at March 31, 2019	14,155,644	$141	$53,001,160	$(50,136,254)	$2,865,047
Common stock issued in public offering [3]	3,615,622	36	3,319,620	-	3,319,656
Stock-based compensation:
Amortization of stock options	-	-	86,870	-	86,870
Common stock issued to consultants/settlement, net [4]	150,863	2	298,298	-	298,300
Warrants granted to consultants/settlement	-	-	28,165	-	28,165
Net loss	-	-	-	(1,946,023)	(1,946,023)
Balance at June 30, 2019	17,922,129	$179	$56,734,113	$(52,082,277)	$4,652,015

[2] net of offering costs of $386,724.

[3] net of offering costs of $549,060.

[4] net of forfeiture of 6,137 shares.

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(3,519,749)	$(9,792,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	6,575,236
Gain on extinguishment of convertible notes payable	-	(1,481,317)
Stock-based compensation	551,340	1,259,114
Depreciation and amortization	49,967	66,413
Amortization of right-of-use assets	137,745	-
Change in fair value of derivatives	-	(191,656)
Changes in operating assets and liabilities:
Accounts receivable	32,022	6,217
Inventory	-	-
Prepaid expenses and other current assets	(100,280)	(80,088)
Security deposit and other assets	-	700
Accounts payable	119,771	(9,956)
Accrued expenses	(61,352)	536,156
Deferred revenues	-	(54,400)
Payments on lease liabilities	(132,620)	-
Total adjustments	596,593	6,626,419
Net Cash Used in Operating Activities	(2,923,156)	(3,166,481)

Cash Flows from Investing Activities
Purchase of property and equipment	(179,030)	-
Net Cash Used in Investing Activities	(179,030)	-

Cash Flows from Financing Activities
Proceeds from private placement, net [1]	2,317,276	-
Proceeds from public offering, net [2]	3,319,656	-
Proceeds from initial public offering, net [3]	-	7,657,427
Initial public offering costs paid in cash	-	(706,596)
Repayments of notes payable	-	(1,125,000)
Repayments of notes payable - related party	-	(120,864)
Proceeds from issuance of notes payable, net	-	722,500
Proceeds from issuance of convertible notes, net [4]	-	2,603,750
Net Cash Provided by Financing Activities	5,636,932	9,031,217

Net Increase in Cash, Cash Equivalent, and Restricted Cash	2,534,746	5,864,736
Cash, cash equivalents and restricted cash - Beginning of period	2,740,645	77,688
Cash, cash equivalents and restricted cash - End of period	$5,275,391	$5,942,424

[1] Net of cash offering costs of $386,724

[2] Net of cash offering costs of $549,060

[3] Net of cash offering costs of $967,573

[4] Net of cash offering costs of $293,750

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS - continued

(unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash Paid (Received) During the Years For:
Interest, net	$(22,541)	$307,340

Non-Cash Financing Activities:
Conversion of convertible note payable - related party and accrued interest into common stock	$-	$517,742
Exchange of note payable - related party and accrued interest into common stock	$-	$150,553
Fair value of warrants issued in connection with convertible debt included in derivative liabilities	$-	$1,046,763
Embedded conversion option in convertible debt included in derivative liabilities	$-	$1,239,510
Derivative liabilities reclassified to equity	$-	$6,059,823
Conversion of convertible notes payable and accrued interest into common stock	$-	$5,743,391
Conversion of preferred stock into common stock	$-	$5,170,755

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Business Organization and Nature of Operations

Hancock Jaffe Laboratories, Inc. (“HJLI” or the “Company”) is a development stage company specializing in tissue based solutions that are designed to be life sustaining or life enhancing for patients with cardiovascular disease, and peripheral arterial and venous disease. The Company’s products are being developed to address large unmet medical needs by either offering treatments where none currently exist or by substantially increasing the current standards of care. Our two lead products are the VenoValve®, a porcine based device to be surgically implanted in the deep venous system of the leg to treat a debilitating condition called Chronic Venous Insufficiency, and the CoreoGraft®, a bovine based conduit to be used to revascularize the heart during coronary artery bypass graft surgeries. Our current products are being developed for approval by the U.S. Food and Drug Administration (“FDA”). We currently receive tissue for our products from two domestic suppliers and one international supplier. Our current business model is to license, sell, or enter into strategic alliances with large medical device companies with respect to our products, either prior to or after FDA approval. Our current senior management team has been affiliated with more than 80 products that have received FDA approval or CE marking. We currently lease a 14,507 sq. ft. manufacturing facility in Irvine, California, where we manufacture products for our clinical trials and which has previously been FDA certified for commercial manufacturing of product.

Note 2 – Going Concern and Management’s Liquidity Plan

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern for the next twelve months from the filing of this Form 10-Q. The Company incurred a net loss of $3,519,749 for the six months ended June 30, 2019 and had an accumulated deficit of $52,082,277 at June 30, 2019. Cash used in operating activities was $2,923,156 and $3,166,481 for the six months ended June 30, 2019 and 2018, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the financial statements.

As of June 30, 2019, the Company had cash balance of $4,465,336, restricted cash of $810,055 and working capital of $2,746,933.

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Form 10-K filed with the SEC on March 14, 2019. The condensed balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements.

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

Net Loss per Share

The Company computes basic and diluted loss per share by dividing net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period. Net loss attributable to common stockholders consists of net loss, adjusted for the convertible preferred stock deemed dividend resulting from the 8% cumulative dividend on the Series A and Series B Preferred Stock (“Preferred Stock”) that were issued in 2016 and 2017 and the beneficial conversion feature recorded in connection with the conversion of the Preferred Stock. Since the Preferred Stock were converted on June 4, 2018 into common stock in connection with the Company’s IPO, there was no deemed dividend in the three and six months ended June 30, 2019.

Basic and diluted net loss per common share are the same since the inclusion of common stock issuable pursuant to the exercise of warrants and options, plus the conversion of preferred stock or convertible notes, in the calculation of diluted net loss per common shares would have been anti-dilutive.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of June 30, 2019 and 2018:

	June 30,
	2019	2018
Shares of common stock issuable upon exercise of warrants	4,366,960	3,792,047
Shares of common stock issuable upon exercise of options	1,325,645	1,502,000
Potentially dilutive common stock equivalents excluded from diluted net loss per share	5,692,605	5,294,047

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

The following table lists the Company’s revenue recognized in the accompanying condensed statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Royalty income	$-	$28,963	$31,243	$60,028
Contract research - related party	-	54,400	-	54,400
Total Revenues	$-	$83,363	$31,243	$114,428

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Royalty income was earned pursuant to the terms of our March 2016 asset sale agreement with LeMaitre Vascular, Inc., which three-year term ended on March 18, 2019. After March 18, 2019, we no longer generate royalty revenue from LeMaitre Vascular, Inc.

Contract research – related party revenue is related to research and development services performed pursuant to a five-year Development and Manufacturing Agreement dated April 1, 2016 with Hancock Jaffe Laboratory Aesthetics, Inc. (“HJLA Agreement”). The Company owns a minority interest of 28.0% in Hancock Jaffe Laboratory Aesthetics, Inc.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

Information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less is not disclosed. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2019.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, deferred revenue is recorded until the performance obligations are satisfied. The Company had deferred revenue of $33,000 as of June 30, 2019 and December 31, 2018 related to cash received in advance for contract research and development services pursuant to the HJLA Agreement. The Company expects to satisfy its remaining performance obligations for contract research and development services and recognize the deferred revenue over the next twelve months.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $5,025,391 as of June 30, 2019.

For the three months ended June 30, 2019, the Company recorded no revenues. For the six months ended June 30, 2019, all of the Company’s revenues were from royalties as a result of the three-year Post-Acquisition Supply Agreement with LeMaitre Vascular, Inc. that was effective from March 18, 2016 to March 18, 2019. During the three and six months ended June 30, 2018, 35% and 52%, respectively of the Company’s revenues from operations were from royalties earned from the sale of product by LeMaitre. During the three and six months ended June 30, 2018, the balance of the Company’s revenues or 65% and 48%, respectively were from contract research revenue related to research and development services performed pursuant to the HJLA Agreement.

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 – Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist principally of deposit accounts and money market accounts as of June 30, 2019 and December 31, 2018.

As of June 30, 2019, the Company had $810,055 in restricted cash. On January 18, 2019, the Superior Court granted ATSCO, Inc. (see Note 8 - Commitments and Contingencies - Litigations Claims and Assessments) a Right to Attach Order and Order for Issuance of Writ of Attachment in the amount of $810,055.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$4,465,336	$2,740,645
Restricted cash	810,055	-
Total cash, cash equivalents, and restricted cash in the balance sheets	$5,275,391	$2,740,645

Note 5 – Property and Equipment

As of June 30, 2019 and December 31, 2018, property and equipment consist of the following:

	June 30,	December 31,
	2019	2018
Laboratory equipment	$94,905	$94,905
Furniture and fixtures	93,417	93,417
Computer equipment	35,475	26,830
Leasehold improvements	158,092	158,092
Software	170,384	-
Total property and equipment	552,273	373,244
Less: accumulated depreciation	(358,238)	(347,091)
Property and equipment, net	$194,035	$26,153

Depreciation expense amounted to $11,147 and $4,760 for the six months ended June 30, 2019 and 2018, respectively. Depreciation expense is reflected in general and administrative expenses in the accompanying statements of operations.

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

Our operating lease cost is as follows:

	For the three Months Ended March 31, 2019	For the Six Months Ended June 30, 2019
Operating lease cost	$85,492	$170,983

Supplemental cash flow information related to our operating lease is as follows:

	For the three Months Ended March 31, 2019	For the Six Months Ended June 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$82,929	$165,858

Remaining lease term and discount rate for our operating lease is as follows:

June 30, 2019
Remaining lease term	3.3 years
Discount rate	8.5%

Maturity of our lease liabilities by fiscal year for our operating lease is as follows:

Six months ended December 31, 2019	$168,345
Year ended December 31, 2020	344,229
Year ended December 31, 2021	354,561
Year ended December 31, 2022	271,854
Total	$1,138,989
Less: Imputed interest	(149,736)
Present value of our lease liability	$989,253

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 – Accrued Expenses and Accrued Interest – Related Party

As of June 30, 2019 and December 31, 2018, accrued expenses consist of the following:

	June 30,	December 31,
	2019	2018
Accrued compensation costs	$164,095	$288,549
Accrued professional fees	130,950	55,300
Accrued stock compensation expense	52,949	-
Accrued franchise taxes	26,224	26,985
Accrued research and development	7,277	17,064
Other accrued expenses	500	2,500
Deferred rent	-	22,473
Accrued expenses	$381,995	$412,871

Included in accrued compensation costs in the table above is accrued severance expense of $17,308 and $166,154 as of June 30, 2019 and December 31, 2018, respectively, pursuant to the terms of the employment agreement for the Company’s prior Chief Financial Officer, who was terminated effective July 20, 2018.

Note 8 – Commitments and Contingencies

Litigations Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

On September 21, 2018, ATSCO, Inc., filed a complaint with the Superior Court seeking payment of $809,520 plus legal costs for disputed invoices to the Company dated from 2015 to June 30, 2018. The Company had entered into a Services and Material Supply Agreement (“Agreement”), dated March 4, 2016 for ATSCO to supply porcine and bovine tissue. The Company is disputing the amount owed and that the Agreement called for a fixed monthly fee regardless of whether tissue was delivered to the Company. On January 18, 2019, the California Superior Court granted a Right to Attach Order and Order for Issuance of Writ of Attachment in the amount of $810,055. We contend at least $173,400 of the ATSCO claim relates to a wholly separate company, and over $500,000 of the claim is attributable to invoices sent without delivery of any tissue to the Company. The Company also believes it has numerous defenses and rights of setoff including without limitation: that ATSCO had an obligation to mitigate claimed damages when they were not delivering tissues and not incurring any costs; $173,400 of the amount that ATSCO is seeking are for invoices to Hancock Jaffe Laboratory Aesthetics, Inc. (in which the Company owns a minority interest of 28.0%) and is not the obligation of the Company; the Company has a right of setoff against any amounts owed to ATSCO for 120,000 shares of the Company’s stock transferred to ATSCO’s principal and owner; the yields of the materials delivered by ATSCO to the Company was inferior; and the Agreement was constructively terminated. On March 26, 2019, ATSCO filed a First Amended Complaint with the Superior Court increasing its claim to $1,606,820 plus incidental damages and interest, on the basis of an alleged additional oral promise not alleged in its original Complaint. The Company continues to firmly believe it has numerous meritorious defenses to the new claim, including those described above, and expects to continue a vigorous defense and to continue pursuing its Cross-Complaint. The Company recorded the disputed invoices in accounts payable and as of June 30, 2019, the Company believes that it has fully accrued for the outstanding claims against the Company. The Company has entered into new supply relationships with two domestic and one international company to supply porcine and bovine tissues.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

On October 8, 2018, Gusrae Kaplan Nusbaum PLLC (“Gusrae”) filed a complaint with the Supreme Court of the State of New York seeking payment of $178,926 plus interest and legal costs for invoices to the Company dated from November 2016 to December 2017. In July 2016, the Company retained Gusrae to represent the Company in connection with certain specific matters. The Company believes that Gusrae has not applied all of the payments made by the Company along with billing irregularities and errors and is disputing the amount owed. The Company recorded the disputed invoices in accounts payable and as of June 30, 2019, the Company has fully accrued for the outstanding claim against the Company.

On May 31, 2019, the Company entered into an agreement with Allen Boxer and Donna Mason (collectively, the “Boxer Parties”) for the purposes of settling a previously disclosed dispute in which the Boxer Parties claimed to be owed fees for introducing the Company to Alexander Capital and Network 1 Securities who assisted the Company for the capital raise of the convertible notes issued in 2017 and 2018, which raised over $5.6 million in gross proceeds. Pursuant to the agreement, the Boxer Parties agreed to a complete release of claims of fees relating to past and future capital raises and the Company agreed to issue 157,000 restricted shares of common stock and a five year warrant to purchase 150,000 shares of common stock that vested immediately with an exercise price of $6.00 per share.

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

On April 18, 2019, 6,137 unvested shares were returned to the Company by a consultant as a result of the December 26, 2018 termination of the April 17, 2018 Consulting Agreement.

On May 31, 2019, the Company issued 157,000 restricted shares of common stock to the Boxer Parties valued at $1.90 per share, the closing price of the Company’s common stock on the date the shares were issued.

On June 14, 2019, the Company completed a public offering of 3,615,622 shares of its common stock at a price to the public of $1.07 per share, for total gross proceeds of $3,868,716 (the “Public Offering”). The shares were offered pursuant to a registration statement that was declared effective on June 11, 2019.

Warrants

On January 3, 2019, the Company entered into an Agreement (“Alere Agreement”) with Alere Financial Partners, a division of Cova Capital Partners LLC (“Alere”) for Alere to provide capital markets advisory services. The Alere Agreement was on a month to month basis that could be cancelled by either party with thirty (30) days advance notice. The Company paid a monthly fee of $7,500 and issued to Alere five-year warrants to purchase 35,000 shares of the Company’s common stock at an exercise price of $1.59, equal to the closing price of the Company’s common stock on February 7, 2019, the date of approval by the Company’s board of directors. The warrants vested monthly equally over a 12 month period provided that the Alere Agreement remained in effect. On June 11, 2019, both parties agreed to terminate the Alere Agreement as of June 30, 2019 and the unvested warrants as of June 30, 2019 totaling 17,500 were forfeited.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The placement agent for the Offering on March 12, 2019 received a warrant to purchase such number of shares of the Company’s common stock equal to 8% of the total shares of common stock sold in the Offering or 188,108 shares. Such warrant is exercisable for a period of five years from the date of issuance and has an exercise price of $1.50 per share.

On May 31, 2019, the Company issued a five-year warrant to purchase 150,000 shares of common stock that vested immediately with an exercise price of $6.00 per share to the Boxer Parties with an aggregate grant date fair value of $3,000.

The placement agent for the Public Offering on June 14, 2019 received a warrant to purchase such number of shares of the Company’s common stock equal to 5% of the total shares of common stock sold in the Public Offering or 180,781 shares. Such warrant is exercisable for a period from December 8, 2019 through June 11, 2024 and has an exercise price of $1.284 per share.

Stock Options

On February 7, 2019, in connection with her Employment Agreement, the Company’s board of directors approved the grant of 150,000 non-qualified stock options for the purchase shares of the Company’s common stock at an exercise price of $1.59 to H. Chris Sarner, our Vice President Regulatory Affairs and Quality Assurances and granted in accordance with the Hancock Jaffe 2016 Omnibus Incentive Plan (the “Option Plan”). The exercise price was equal to the closing price of our common stock on the date that the Board approved the option grant. The options have a ten-year term and 50,000 of the options will vest on the first anniversary of Ms. Sarner’s employment with the Company, and the remaining 100,000 options will vest on a quarterly basis over the following two-year period. The options had grant date fair value of $0.58 per share for an aggregate grant date fair value of $87,000, using the Black Scholes method with the following assumptions used: stock price of $1.59, risk-free interest rate of 2.47%, volatility of 36.3%, annual rate of quarterly dividends of 0%, and a contractual term of 5.3 years.

On February 7, 2019, the Company’s board of directors approved the grant of 30,000 non-qualified stock options to purchase shares of the Company’s common stock to H. Jorge Ulloa as compensation for services provided as the Company’s Primary Investigator for the first-in-human trials of our VenoValve in Colombia in February and April 2019 and granted in accordance with the Option Plan. The stock options were granted at an exercise price of $1.59, equal to the closing price of our common stock on the date that the Board approved the option grant. The options vest monthly, over a one (1) year period. The options had grant date fair value of $0.58 per share for an aggregate grant date fair value of $17,400, using the Black Scholes method with the following assumptions used: stock price of $1.59, risk-free interest rate of 2.47%, volatility of 36.1%, annual rate of quarterly dividends of 0%, and a contractual term of 5.3 years.

On January 7, 2019, Dr. Peter Pappas agreed to join the Company’s Medical Advisory Board for a term of two years. The Company’s board of directors approved the grant on March 6, 2019 of 20,000 non-qualified options to purchase shares of the Company’s common stock to Dr. Pappas as compensation and granted in accordance with the Option Plan. The stock options were granted at an exercise price of $1.38, equal to the closing price of our common stock on the date that the Board approved the option grant. The options will vest monthly in twenty-four (24) equal installments for each month that he remains a member of the Company’s Medical Advisory Board. The options had grant date fair value of $0.50 per share for an aggregate grant date fair value of $10,000, using the Black Scholes method with the following assumptions used: stock price of $1.38, risk-free interest rate of 2.50%, volatility of 35.9%, annual rate of quarterly dividends of 0%, and a contractual term of 5.3 years.

The Company recognized $86,870 and $141,059 of stock-based compensation related to stock options during the three months ended June 30, 2019 and 2018, respectively, and recognized $169,590 and $278,435 of stock-based compensation related to stock options during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $565,376 of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.2 years.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Units

In April 2019, Mr. Marcus Robins, a Director on the Company’s board of directors passed away. Per his restricted stock unit Award Agreement, upon his death, 29,183 units representing the non-vested portion of his restricted stock units were forfeited.

Note 10 – Subsequent Events

On July 3, 2019, in connection with his Employment Agreement dated June 24, 2019, the Company’s board of directors approved the grant of 115,000 non-qualified stock options for the purchase of shares of common stock at an exercise price of $2.00 to Brian Roselauf, our Director of Research and Development and granted in accordance with the Option Plan. The options have a ten-year term and 38,333 of the options will vest on the first anniversary of Mr. Roselauf’s employment with the Company, and the remaining 76,667 options will vest on a quarterly basis over the following two-year period. The options had grant date fair value of $0.15 per share for an aggregate grant date fair value of $17,250, using the Black Scholes method with the following assumptions used: stock price of $1.02, risk-free interest rate of 1.76%, volatility of 35.9%, annual rate of quarterly dividends of 0%, and a contractual term of 5.3 years.

On July 3, 2019, the Company granted non-qualified stock options for the purchase of an aggregate of 40,000 shares of common stock at an exercise price of $2.00 to two members of its Medical Advisory Board and granted in accordance with the Option Plan. The options have a ten-year term and vest monthly over two years. The options had grant date value of $0.15 per share for an aggregate grant date value of $6,000, using the Black Scholes method with the following assumptions used: stock price of $1.02, risk-free interest rate of 1.76%, volatility of 35.9%, annual rate of quarterly dividends of 0%, and a contractual term of 5.3 years.

On July 3, 2019, the Company granted non-qualified stock options for the purchase of an aggregate of 80,000 shares of common stock at an exercise price of $2.00 to four key employees; Annette Becerra, Arcelia Palacios, Maria Ruiz and Lydia Sepulveda and granted in accordance with the Option Plan. The options have a ten-year term and vest quarterly over three years. The options had grant date value of $0.15 per share for an aggregate grant date value of $12,000, using the Black Scholes method with the following assumptions used: stock price of $1.02, risk-free interest rate of 1.76%, volatility of 35.9%, annual rate of quarterly dividends of 0%, and a contractual term of 5.3 years.

On July 22, 2016, the Company entered into an employment agreement with Marc H. Glickman, M.D., the Company’s Senior Vice President and Chief Medical Officer (the “Pre-existing Employment Agreement”). On July 26, 2019, the Company entered an employment agreement with Dr. Glickman (the “New Employment Agreement”) that superseded the terms of the Pre-existing Employment Agreement. In connection with entering into the New Employment Agreement, Dr. Glickman’s existing 184,500 options (“Existing Options”) to purchase Company common stock at $10.00 per share until October 1, 2026 that were granted in connection with his Pre-existing Employment Agreement, were repriced to $2.00 per share. The Existing Options had the repriced date fair value of $0.11 per share for an aggregate grant date fair value of $20,295 using the Black Scholes method with the following assumptions used: stock price of $1.05, risk-free interest rate of 1.84%, volatility of 36.7%, annual rate of quarterly dividends of 0%, and a contractual term of 3.6 years. Additionally, Dr. Glickman, in connection to the New Employment Agreement was granted stock options (“New Options”) to purchase 180,000 common stock at a price equal to $2.00 per share exercisable until July 26, 2029, which vest quarterly over a three (3) year period, and granted in accordance with the Option Plan. The New Options had a grant date fair value of $0.16 per share for an aggregate grant date fair value of $28,800, using the Black Scholes method with the following assumptions used: stock price of $1.05, risk-free interest rate of 1.86%, volatility of 35.7%, annual rate of quarterly dividends of 0%, and a contractual term of 5.3 years.

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

Overview

Hancock Jaffe Laboratories, Inc. is a development stage company specializing in tissue based solutions that are designed to be life sustaining or life enhancing for patients with cardiovascular disease, and peripheral arterial and venous disease. The Company’s products are being developed to address large unmet medical needs by either offering treatments where none currently exist or by substantially increasing the current standards of care. Our two lead products are the VenoValve®, a porcine based device to be surgically implanted in the deep venous system of the leg to treat a debilitating condition called Chronic Venous Insufficiency, and the CoreoGraft®, a bovine based conduit to be used to revascularize the heart during coronary artery bypass graft surgeries. Our current products are being developed for approval by the FDA. We currently receive tissue for our products from two domestic suppliers and one international supplier. Our current business model is to license, sell, or enter into strategic alliances with large medical device companies with respect to our products, either prior to or after FDA approval. Our current senior management team has been affiliated with more than 80 products that have received FDA approval or CE marking. We currently lease a 14,507 sq. ft. manufacturing facility in Irvine, California, where we manufacture products for our clinical trials and which has previously been FDA certified for commercial manufacturing of product.

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

We are in the process of developing the following bioprosthetic implantable devices for cardiovascular disease:

VenoValve

The VenoValve is a porcine based valve developed at HJLI to be implanted in the deep vein system of the leg to treat a condition known as Chronic Venous Insufficiency (“CVI”). CVI occurs when the valves to the veins of the leg fail causing blood to flow backwards and pool in the lower leg and ankle. The backwards flow of the blood is called reflux. Reflux results in increased pressure in the veins of the leg, known as venous hypertension. Venous hypertension leads to swelling, discoloration, severe pain and open sores called venous ulcers. By reducing reflux, and lowering venous hypertension, the VenoValve has the potential to reduce or eliminate the symptoms of deep venous, severe CVI, including venous leg ulcers. The VenoValve will be surgically implanted into the patient on an outpatient basis via a 5 to 6 inch incision in the upper thigh.

There are presently no FDA approved medical devices for reflux occurring in the deep vein system. Compression garments or constant leg elevation address the symptoms, but ignore the underlying cause. Compliance with compression garments and leg elevation is extremely low, especially among the elderly. When CVI is isolated to the superficial veins, ablation or surgical excision of the affected saphenous vein is an option. For the deep vein system, valve transplants have been attempted but with very-poor results. Another potential option, the creation of valves using fibrous tissue, has only been performed in few centers worldwide. We believe that the reestablishment of proper direction of venous flow to the heart is the only reasonable remedy to the problem of reflux based CVI. Currently, however, there is no known devices or medicines available that would restore venous flow in the deep venous system.

The initial potential U.S. market for the first iteration of the VenoValve are the 2.4 million severe CVI sufferers with deep venous reflux.

We are conducting a small first-in-human study with up to 10 patients for the VenoValve in Bogota, Colombia prior to initiating our pivotal U.S. trial. The first-in-human study will provide us with valuable feedback to make any necessary product modifications or adjustments to our surgical implantation procedures prior to conducting our U.S. pivotal trial. In December of 2018, we received regulatory approval from Instituto Nacional de Vigilancia de Medicamentos y Alimentos (“INVIMA”), the Colombian equivalent of the U.S. Food and Drug Administration, for our first-in-human trial for the VenoValve. On February 19, 2019, we announced that the first VenoValve was successfully implanted in a patient in Bogota, Colombia, that the VenoValve appears to be functioning as it should, and that there were no signs of any early adverse events. On April 11, 2019, we announced that the VenoValve was implanted in four additional patents and that the surgeries went well and there were no early signs of adverse events. On June 7, 2019, we announced that reflux has been significantly reduced in four out of the first five patients that have received the VenoValve implants. On June 13, 2019, we announced that the VenoValve was implanted in the sixth patient and the procedure went well and there were no early signs of adverse events. On June 23, 2019, Dr. Jorge Hernando Ulloa, the Primary Investigator for the Company’s first-in-human VenoValve study in Bogota, Colombia, reported at the 2019 C3 Global Conference in Orlando, Florida that for the first five VenoValve patients, 60 day VCSS scores, a measurement of venous disease severity graded by the clinician, have improved an average of forty-six percent (46%) compared to pre-operative levels. On July 25, 2019, Dr. Ulloa reported new 90 day VenoValve data at the Second Annual Society of Vascular and Endovascular Surgery Congress of Central America and the Caribbean (“Surgery Congress”) and that for all four patients with working VenoValves, reflux has been reduced an average of sixty-eight (68%) to normal levels seen in patients without CVI. Dr. Ulloa also reported at the Surgery Congress that VCSS scores have continued to improve, with the average improvement across the four patients now at forty-nine percent (49%), compared to pre-operative levels and pain across the patients, which is measured by a VAS score, has also decreased thirty nine percent (39%). The next milestones for the VenoValve include: enrollment and implantations for the remaining four patients that will be included in the initial phase of the first-in-human VenoValve study; updated data which is expected to be released in September of 2019; and design verification and validation activities in preparation for the filing of the Investigational Device Exemption (“IDE”) application for the VenoValve U.S. pivotal trial.

CoreoGraft

The CoreoGraft is a bovine based off the shelf conduit that could potentially be used to revascularize the heart, during coronary artery bypass graft (“CABG”) surgery instead of harvesting the saphenous vein from the patient’s leg. In addition to avoiding the invasive and painful saphenous vein graft (“SVG”) harvest process, HJLI’s CoreoGraft closely matches the size of the coronary arteries, eliminating graft failures that occur due to size mismatch. In addition, with no graft harvest needed, the CoreoGraft could also reduce or eliminate the inner thickening that burdens and leads to failure of the SVG. It has been widely reported that SVG’s have a 10% to 40% failure rate within one year of implantation when used as grafts for CABG surgery.

In addition to providing an alternative to SVGs, the CoreoGraft could be used when making grafts from the patients’ own arteries and veins is not an option. For example, patients with significant arterial and vascular disease often do not have suitable vessels to be used as grafts. For other patients, such as women who have undergone radiation treatment for breast cancer and have a higher incidence of heart disease, using the left internal mammary artery (“LIMA”), an artery running inside the ribcage and close to the sternum, to re-vascularize the left side of the heart, may not be an option if it was damaged by radiation during breast cancer treatment. Another example are patients undergoing a second CABG surgery. Due in large part to early SVG failures, patients may need a second CABG surgery. If the SVG was used for the first CABG surgery, the patient may have insufficient veins to harvest. While the CoreoGraft may start out as a product for patients with no other options, if the CoreoGraft establishes good short term and long term patency rates, it could become the graft of choice for all CABG patients in addition to the LIMA.

The Company has begun a pre-clinical feasibility study with the successful implantation of its CoreoGraft in eight animals by the end of June 2019 and reported on June 27, 2019 early positive results at 30 days and 45 days post-surgery. The Company expects to add two additional animal test subjects to the feasibility study, testing different implantation techniques and to continue to release 60-day, 90-day and 180-day data from the pre-clinical study when it is available.

Comparison of the three months ended June 30, 2019 and 2018

Overview

We reported net losses of $1,946,023 and $5,045,413 for the three months ended June 30, 2019 and 2018, respectively, representing a decrease in net loss of $3,099,390 or 61%, resulting primarily from a decrease in amortization of debt discount of $2,005,479 (see below), a decrease in operating expenses of $1,235,193, a decrease of $125,886 in interest expense, net, a decrease in the loss on extinguishment of convertible note payable of $43,474 (see below) and partially offset by a decrease in the gain on the change in fair value of derivative liabilities of $227,279 (see below).

Revenues

Revenues earned during the three months ended June 30, 2019 were zero. Revenues earned during the three months ended June 30, 2018 consist of royalty income and income from contract research – related party of $28,963 and $54,400, respectively. Royalty income is earned pursuant to the terms of our March 2016 asset sale agreement with LeMaitre Vascular, Inc., which three-year term ended on March 18, 2019. After March 18, 2019, we are no longer generating royalty revenue until one of our product candidates that secure regulatory approval is licensed, if ever. The contract research revenue is related to research and development services performed pursuant to the HJLA Agreement and no research and development services were performed during the three months ended June 30, 2019.

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates.

Selling, General and Administrative Expenses

For the three months ended June 30, 2019, selling, general and administrative expenses decreased by $1,383,084 or 47%, to $1,531,639 from $2,914,723 for the three months ended June 30, 2018. The decrease is primarily due to decreases of approximately $930,000 in stock compensation expenses from lower awards of common stock and warrants to consultants and stock options to employees, decrease in severance expense of $300,000 due to the accrual in the three months ended June 30, 2018 for the termination of the prior CFO, decreases of approximately $158,000 in labor and benefit expenses during the period as certain personnel focused on research and development activities.

Research and Development Expenses

For the three months ended June 30, 2019, research and development expenses increased by $147,891 or 53%, to $428,310 from $280,419 for the three months ended June 30, 2018. The increase is primarily due to increases of $71,000 in labor expenses associated with research and development activities supporting the first-in-human trials for the VenoValve occurring in Columbia and increases of $79,000 in outside services principally in preclinical animal studies during the three months ended June 30, 2019 as compared to the comparable period in 2018.

Interest (Income) Expense, Net

For the three months ended June 30, 2019, interest (income) expense, net decreased by $125,886 or 112%, to $13,926 in interest income, net from $111,960 in interest expense, net for the three months ended June 30, 2018, due to the conversion of the convertible notes into shares of our common stock upon the consummation of our IPO on June 4, 2018. On this date, principal and interest totaling $5,743,391 owed in connection with the convertible notes were converted into 1,650,537 shares of our common stock at a conversion price of $3.50 per share. Interest income of $14,393 was earned during the three months ended June 30, 2019.

Amortization of Debt Discount

During the three months ended June 30, 2018, we recognized non-cash amortization of debt discount expense of $2,005,479 related to the embedded conversion option in the convertible notes issued during the period from June 2017 through January 2018 (“Notes”), as well as the warrants issued with the Notes. Since the Notes were converted on June 4, 2018 into common stock in connection with the Company’s IPO, there was no amortization of debt discount in the three months ended June 30, 2019.

Gain on Extinguishment of Convertible Notes Payable

During the three months ended June 30, 2018, we recognized non-cash loss on the extinguishment of convertible notes payable of $43,474. On February 28, 2018, the Notes were amended such that the maturity date was extended to May 15, 2018, the warrants issued in connection with the convertible notes issued in 2017 became exercisable for the number of shares of common stock equal to 100% of the total shares issuable upon conversion and the warrants issued in connection with the convertible notes issued in 2018 became exercisable for the number of shares of common stock equal to 75% of the total shares issuable upon the conversion. The amendment of the Notes was deemed to be a debt extinguishment. Since the Notes were converted on June 4, 2018 into common stock in connection with the Company’s IPO, there was no extinguishment of convertible notes payable in the three months ended June 30, 2019.

Change in Fair Value of Derivative Liability

For the three months ended June 30, 2018, we recorded a gain on the change in fair value of derivative liabilities of $227,279. The derivative liabilities are related to warrants issued in connection with our Series A preferred stock and Series B preferred stock financings during the period of 2016 to 2017 (“Preferred Stock”), plus warrants issued in connection with the Notes, as well as the embedded conversion options in the Notes. Since the Notes and Preferred Stock were converted on June 4, 2018 into common stock in connection with the Company’s IPO, there was no change in fair value of derivative liabilities in the three months ended June 30, 2019.

Deemed Dividend

We recorded a deemed dividend of $3,180,860 for the three months ended June 30, 2018 of which $93,269 resulted from the 8% cumulative dividend on the Preferred Stock and $3,087,591 resulted from the beneficial conversion feature recorded in connection with the conversion of the Preferred Stock. Since the Preferred Stock were converted on June 4, 2018 into common stock in connection with the Company’s IPO, there was no deemed dividend in the three months ended June 30, 2019.

Comparison of the six months ended June 30, 2019 and 2018

Overview

We reported net losses of $3,519,749 and $9,792,900 for the six months ended June 30, 2019 and 2018, respectively, representing a decrease in net loss of $6,273,151 or 64%, resulting primarily from a decrease in amortization of debt discount of $6,575,236 (see below), a decrease in operating expenses of $1,109,110 and a decrease of $344,963 in interest expense, net, partially offset by decrease in the gain on extinguishment of convertible note payable of $1,481,317 (see below), a decrease in the gain on the change in fair value of derivative liabilities of $191,656 (see below).

Revenues

Revenues earned during the six months ended June 30, 2019 decreased by $83,185 to $31,243 from $114,428 for the six months ended June 30, 2018 as royalty income and contract research – related party decreased by $28,785 and $54,400, respectively. Royalty income is earned pursuant to the terms of our March 2016 asset sale agreement with LeMaitre Vascular, Inc., which three-year term ended on March 18, 2019. After March 18, 2019, we will no longer generate royalty revenue until one of our product candidates that secure regulatory approval is licensed, if ever. The contract research revenue is related to research and development services performed pursuant to the HJLA Agreement and no research and development services were performed during the six months ended June 30, 2019.

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates.

Selling, General and Administrative Expenses

For the six months ended June 30, 2019, selling, general and administrative expenses decreased by $1,329,521 or 32%, to $2,832,210 from $4,161,731 for the six months ended June 30, 2018. The decrease is primarily due to decreases of approximately $963,000 in stock compensation expenses from lower awards of common stock and warrants to consultants and stock options to employees, decrease in severance expense of $300,000 from the accrual in the six months ended June 30, 2018 for the termination of the prior CFO, decreases of approximately $257,000 in labor and benefit expenses during the period as certain personnel focused on research and development activities somewhat offset by an increases of approximately $119,000 in insurance expenses primarily in D&O insurance from being a public company during the six months ended June 30, 2019 as compared to being a private company for most of the comparable period of 2018.

Research and Development Expenses

For the six months ended June 30, 2019, research and development expenses increased by $220,411 or 42%, to $741,323 from $520,912 for the six months ended June 30, 2018. The increase is primarily due to increased labor expenses of $141,000 associated with research and development activities supporting the first-in-human trials for the VenoValve occurring in Columbia and increase of $55,000 in outside services primarily for preclinical animal studies during the six months ended June 30, 2019 as compared to the comparable period in 2018.

Interest (Income) Expense, Net

For the six months ended June 30, 2019, interest (income) expense, net decreased by $344,963 or 107%, to $22,541 in interest income, net from $322,422 in interest expense, net for the six months ended June 30, 2018, due to the conversion of the convertible notes into shares of our common stock upon the consummation of our IPO on June 4, 2018. On this date, principal and interest totaling $5,743,391 owed in connection with the convertible notes were converted into 1,650,537 shares of our common stock at a conversion price of $3.50 per share. Interest income of $23,474 was earned during the six months ended June 30, 2019.

Amortization of Debt Discount

During the six months ended June 30, 2018, we recognized non-cash amortization of debt discount expense of $6,575,236 related to the embedded conversion option in the convertible notes issued during the period from June 2017 through January 2018 (“Notes”), as well as the warrants issued with the Notes. Since the Notes were converted on June 4, 2018 into common stock in connection with the Company’s IPO, there was no amortization of debt discount in the six months ended June 30, 2019.

Gain on Extinguishment of Convertible Notes Payable

During the six months ended June 30, 2018, we recognized non-cash gain on the extinguishment of convertible notes payable of $1,481,317. On February 28, 2018, the Notes were amended such that the maturity date was extended to May 15, 2018, the warrants issued in connection with the convertible notes issued in 2017 became exercisable for the number of shares of common stock equal to 100% of the total shares issuable upon conversion and the warrants issued in connection with the convertible notes issued in 2018 became exercisable for the number of shares of common stock equal to 75% of the total shares issuable upon the conversion. The amendment of the Notes was deemed to be a debt extinguishment. Since the Notes were converted on June 4, 2018 into common stock in connection with the Company’s IPO, there was no extinguishment of convertible notes payable in the six months ended June 30, 2019.

Change in Fair Value of Derivative Liability

For the six months ended June 30, 2018, we recorded a gain on the change in fair value of derivative liabilities of $191,656. The derivative liabilities are related to warrants issued in connection with our Series A preferred stock and Series B preferred stock financings during the period of 2016 to 2017 (“Preferred Stock”), plus warrants issued in connection with the Notes, as well as the embedded conversion options in the Notes. Since the Notes and Preferred Stock were converted on June 4, 2018 into common stock in connection with the Company’s IPO, there was no change in fair value of derivative liabilities in the six months ended June 30, 2019.

Deemed Dividend

We recorded a deemed dividend of $3,310,001 for the six months ended June 30, 2018. The deemed dividend for the six months ended June 30, 2018 resulted primarily from the 8% cumulative dividend on the Preferred Stock. Since the Preferred Stock were converted on June 4, 2018 into common stock in connection with the Company’s IPO, there was no deemed dividend in the six months ended June 30, 2019.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $52,082,277. Since inception, we have funded our operations primarily through our IPO, private and public offerings of equity and private placement of convertible debt securities as well as modest revenues from royalties, contract research and sales of the ProCol Vascular Bioprosthesis.

Net cash used in operating activities for the six months ended June 30, 2019 decreased by $243,325, or 8%, to $2,923,156 from $3,166,481 for the six months ended June 30, 2018 as lower operating expenses were somewhat offset by increases in working capital for the six months ended June 30, 2019 as compared to the comparable period in 2018.

Purchase of property and equipment for the six months ended June 30, 2019 was $179,030 and primarily consisted of approximately $160,000 for software to manage compliance, reporting and risk management of the VenoValve clinical study by providing live access, tracking and multiple project management reports to enhance study data and metrics reporting and approximately $11,000 for engineering design software. The Company did not incur any purchases of property and equipment for the six months ended June 30, 2018.

On March 12, 2019, the Company raised $2,704,000 in gross proceeds in the private placement Offering of its common stock to certain accredited investors.

On June 14, 2019, the Company raised $3,868,716 in gross proceeds in the Public Offering of its common stock.

As of August 1, 2019, we had a cash balance of $3,847,179 and restricted cash balance of $810,055.

We measure our liquidity in a variety of ways, including the following:

	June 30, 2019	December 31, 2018
	(unaudited)
Cash and cash equivalents	$4,465,336	$2,740,645
Restricted Cash	810,055	-
Working capital	$2,746,933	$1,313,980

Based upon our cash and working capital as of June 30, 2019, we will require additional capital resources in order to meet our obligations as they become due within one year after the date of this Report and sustain operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 3 – Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2019, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2019, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 21, 2018, ATSCO, Inc., filed a complaint with the Superior Court seeking payment of $809,520 plus legal costs for disputed invoices to the Company dated from 2015 to June 30, 2018. The Company had entered into a Services and Material Supply Agreement (“Agreement”), dated March 4, 2016 for ATSCO to supply porcine and bovine tissue. The Company is disputing the amount owed and that the Agreement called for a fixed monthly fee regardless of whether tissue was delivered to the Company. On January 18, 2019, the California Superior Court granted a Right to Attach Order and Order for Issuance of Writ of Attachment in the amount of $810,055. We contend at least $173,400 of the ATSCO claim relates to a wholly separate company, and over $500,000 of the claim is attributable to invoices sent without delivery of any tissue to the Company. The Company also believes it has numerous defenses and rights of setoff including without limitation: that ATSCO had an obligation to mitigate claimed damages when they were not delivering tissues and not incurring any costs; $173,400 of the amount that ATSCO is seeking are for invoices to Hancock Jaffe Laboratory Aesthetics, Inc. (in which the Company owns a minority interest of 28.0%) and is not the obligation of the Company; the Company has a right of setoff against any amounts owed to ATSCO for 120,000 shares of the Company’s stock transferred to ATSCO’s principal and owner; the yields of the materials delivered by ATSCO to the Company was inferior; and the Agreement was constructively terminated. On March 26, 2019, ATSCO filed a First Amended Complaint with the Superior Court increasing its claim to $1,606,820 plus incidental damages and interest, on the basis of an alleged additional oral promise not alleged in its original Complaint. The Company continues to firmly believe it has numerous meritorious defenses to the new claim, including those described above, and expects to continue a vigorous defense and to continue pursuing its Cross-Complaint. The Company recorded the disputed invoices in accounts payable and as of June 30, 2019, the Company believes that it has fully accrued for the outstanding claims against the Company. The Company has entered into new supply relationships with two domestic and one international company to supply porcine and bovine tissues.

On October 8, 2018, Gusrae Kaplan Nusbaum PLLC (“Gusrae”) filed a complaint with the Supreme Court of the State of New York seeking payment of $178,926 plus interest and legal costs for invoices to the Company dated from November 2016 to December 2017. In July 2016, the Company retained Gusrae to represent the Company in connection with certain specific matters. The Company believes that Gusrae has not applied all of the payments made by the Company along with billing irregularities and errors and is disputing the amount owed. The Company recorded the disputed invoices in accounts payable and as of June 30, 2019, the Company has fully accrued for the outstanding claim against the Company.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Form 424B4 prospectus, filed with the SEC on June 13, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 31, 2019, we issued 157,000 shares of common stock and granted five year warrants to purchase 150,000 shares of common stock at an exercise price of $6.00 per share to Allen Boxer and Donna Mason to receive compensation, which had been in dispute, for introducing the Company to entities resulting in capital transactions. For these sales of securities, no general solicitation was used, and the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, with respect to transactions by an issuer not involving any public offering.

On May 31, 2019, we granted five year warrants to purchase 50,000 shares of common stock at an exercise price of $2.00 to DFC Advisory Services LLC, D.B.A. Tailwinds Research Group, LLC (“Tailwinds”) to provide digital marketing services. For these sales of securities, no general solicitation was used, and the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act.

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

Date: August 5, 2019	HANCOCK JAFFE LABORATORIES, INC.

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert Rankin
Robert Rankin
Chief Financial Officer
(Principal Financing and Accounting Officer)

