Form 10-K
period 2019-12-31
Hancock Jaffe Laboratories, Inc.
filed 2020-03-18
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(949) 261-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Common Stock, $0.00001 par value	HJLI	The NASDAQ Stock Market LLC
Warrant to Purchase Common Stock	HJLIW	The NASDAQ Stock Market LLC

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2019 (the last business date of the registrant’s most recently completed second fiscal quarter), based on the last sale price of the registrant’s common stock on such date was $18,639,014.

As of March 16, 2020, there were 19,231,857 shares of common stock outstanding.

HANCOCK JAFFE LABORATORIES, INC.

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, or may contain, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to the Company’s plans, objectives, projections, expectations and intentions and other statements identified by words such as “may,” “will,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “potential” or similar expressions. These statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties, including those detailed in the Company’s filings with the Securities and Exchange Commission (or the SEC). Actual results (including, without limitation, the actual timing for and results of the clinical trials described herein, and FDA review of the Company’s products in development) may differ significantly from those set forth in the forward-looking statements. These forward-looking statements involve risks and uncertainties that are subject to change based on various factors (many of which are beyond the Company’s control). The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Overview

Hancock Jaffe Laboratories, Inc. is a medical device company developing tissue based solutions that are designed to be life sustaining or life enhancing for patients with cardiovascular disease, and peripheral arterial and venous disease. The Company’s products are being developed to address large unmet medical needs by either offering treatments where none currently exist or by substantially increasing the current standards of care. Our two lead products which we are developing are: the VenoValve®, a porcine based device to be surgically implanted in the deep venous system of the leg to treat a debilitating condition called chronic venous insufficiency (“CVI”); and the CoreoGraft®, a bovine based conduit to be used to revascularize the heart during coronary artery bypass graft (“CABG”) surgeries. Both of our current products are being developed for approval by the U.S. Food and Drug Administration (“FDA”). We currently receive tissue for development of our products from one domestic supplier and one international supplier. Our current business model is to license, sell, or enter into strategic alliances with large medical device companies with respect to our products, either prior to or after FDA approval. Our current senior management team has been affiliated with more than 50 products that have received FDA approval or CE marking. We currently lease a 14,507 sq. ft. manufacturing facility in Irvine, California, where we manufacture products for our clinical trials and which has previously been FDA certified for commercial manufacturing of product.

Each of our product candidates will be required to successfully complete clinical trials and other testing to demonstrate the safety and efficacy of the product candidate before it will be approved by the FDA. The completion of these clinical trials and testing will require a significant amount of capital and the hiring of additional personnel.

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

Estimates indicate that approximately 4.8 million people in the U.S. have C5 to C6 CVI including patients that develop venous leg ulcers from CVI (C6 patients). Over one million new severe cases of CVI occur each year in the U.S., mostly from patients who have experienced a deep vein thrombosis (blood clot). Of those patients suffering from severe CVI, approximately 55% (2.4 million) have reflux in the deep vein system, or both the deep vein system and the superficial vein system. The average patient seeking treatment of a venous ulcer spends as much as $30,000 a year on wound care, and the total direct medical costs from venous ulcer sufferers in the U.S. has been estimated to exceed $38 billion a year. Aside from the direct medical costs, severe CVI sufferers experience a significantly reduced quality of life. Daily activities such as preparing meals, housework, and personal hygiene (washing and bathing) become difficult due to reduced mobility. For many severe CVI sufferers, intense pain, which frequently occurs at night, prevents patients from getting adequate sleep. Severe CVI sufferers are known to miss about 40% more work days than the average worker. A high percentage of venous ulcer patients also experience severe itching, leg swelling, and an odorous discharge. Wound dressing changes which occur several times a week can be extremely painful. In addition, venous ulcers are very difficult to heal, and a significant percentage of venous ulcers remain unhealed for more than a year. Even if healed, recurrence rates for venous ulcers are known to be high (20% to 40%) within the first year.

The Opportunity

The VenoValve is a porcine based valve developed at HJLI to be implanted in the deep vein system of the leg to treat CVI. CVI occurs when the valves in the veins of the leg fail, causing blood to flow backwards and pool in the lower leg and ankle. The backwards flow of the blood is called reflux. Reflux results in increased pressure in the veins of the leg, known as venous hypertension. Venous hypertension leads to swelling, discoloration, severe pain, and open sores called venous ulcers. By reducing reflux, and lowering venous hypertension, the VenoValve has the potential to reduce or eliminate the symptoms of deep venous, severe CVI, including venous leg ulcers. The VenoValve is designed to be surgically implanted into the patient on an outpatient basis via a 5 to 6 inch incision in the upper thigh.

There are presently no FDA approved medical devices to address valvular incompetence, or effective treatments for deep venous CVI. Current treatment options include compression garments, or constant leg elevation. These treatments are generally ineffective for patients with severe deep venous CVI, as they attempt to alleviate the symptoms of CVI without addressing the underlying causes of the disease. In addition, we believe that compliance with compression garments and leg elevation is extremely low, especially among the elderly. Valve transplants from other parts of the body have been attempted, but with very-poor results. Many attempts to create substitute valves have also failed, usually resulting in early thromboses. The premise behind the VenoValve is that by reducing the underlying causes of CVI, reflux and venous hypertension, the debilitating symptoms of CVI will decrease, resulting in improvement in the quality of the lives of CVI sufferers.

There are approximately 2.4 million people in the U.S. that suffer from severe deep venous CVI due to valvular incompetence. The average person with a venous ulcer spends approximately $30,000 per year on wound care, resulting in approximately $38 billion of direct medical costs. For those venous ulcers that do heal, there is a 20% to 40% recurrence rate within one year.

Clinical Status

After consultation with the FDA, as a precursor to the U.S. pivotal trial, we are conducting a small first-in-man study for the VenoValve in Colombia. The first phase of the first-in-man Colombian trial included 10 patients. In addition to providing safety and efficacy data, the purpose of the first-in-man study is to provide proof of concept, and to provide valuable feedback to make any necessary product modifications or adjustments to our surgical implantation procedures for the VenoValve prior to conducting the U.S. pivotal trial. In December of 2018, we received regulatory approval from Instituto Nacional de Vigilancia de Medicamentos y Alimentos (“INVIMA”), the Colombian equivalent of the FDA. On February 19, 2019, we announced that the first VenoValve was successfully implanted in a patient in Bogota. Between April of 2019 and December of 2019, we successfully implanted VenoValves in 9 additional patients, completing the implantations for the first phase of the Colombian first-in-man study. Endpoints for the VenoValve first-in-man study include reflux, measured by doppler, a VCSS score used by the clinician to measure disease severity, and a VAS score used by the patient to measure pain.

On March 4, 2020, Dr. Jorge Hernando Ulloa, the Primary Investigator for the Company’s first-in-man VenoValve study in Colombia, presented updated VenoValve data at the 32nd Annual American Venous Forum meeting on Amelia Island, Florida. Dr. Ulloa’s presentation included data on eight VenoValve patients that are six months post VenoValve surgery (including one patient that is one year post surgery), two patients that are 90 days post-surgery, and one patient that is 60 days post-surgery. For the first patient to receive the VenoValve who is now one year post surgery, Reflux has improved 73% and is now normal, the severity of her CVI has improved 94%, and her pain has improved 75%. This patient showed continued improvement between her six month and one year visits. Because proper directional blood flow in the leg has been restored on a long term basis, the venous system has normalized and there are barely any manifestations of the disease for that patient. Overall, VenoValves have been implanted in 11 patients in Colombia. Across all 11 patients and when comparing pre-operative levels to data recorded at their most recent office visits, Reflux, VCSS Scores, and VAS scores have improved 51%, 61%, and 65% respectively. That includes one patient who is currently occluded, and whose VenoValve is currently not functioning as intended. VenoValve safety incidences have been unchanged since last reported, and include one (1) fluid pocket (which was as aspirated), intolerance from Coumadin anticoagulation therapy, and two (2) minor wound infections (treated with antibiotics).

HJLI has begun preparing for Pre-Investigational Device Exemption (“IDE”) discussions with the FDA, and hopes to file its IDE application seeking approval for the U.S. pivotal trial in the third quarter of 2020.

CoreoGraft

Background

Heart disease is the leading cause of death among men and women in the U.S. accounting for about 1 in every 4 deaths. Coronary heart disease is the most common type of heart disease, killing over 370,000 people each year. Coronary heart disease occurs when arteries around the heart become blocked or occluded, in most cases by plaque. Although balloon angioplasty with or without cardiac stents have become the norm if one or two arteries are blocked, coronary artery bypass surgery remains the treatment of choice for patients with multiple blocked arteries. Approximately 200,000 coronary artery bypass graft (“CABG”) surgeries take place each year in the U.S. In the U.S., CABG surgeries are the most commonly performed cardiac procedure. CABG surgeries alone account for 55% of all cardiac surgeries, and CABG surgeries when combined with valve replacement surgeries account for approximately 62% of all cardiac surgeries. The next largest category accounts for 10% of cardiac surgeries. The number of CABG surgeries are expected to increase as the population continues to age. On average, three grafts are used for each CABG surgery.

Although CABG surgeries are invasive, improved surgical techniques over the years have lowered the fatality rate from CABG surgeries to between 1% and 3% prior to discharge from the hospital. Arteries around heart are accessed via an incision along the sternum known as a sternotomy. Once the incision is made, the sternum (chest) is divided (“cracked”) to access the heart and its surrounding arteries.

CABG surgery is relatively safe and effective. In most instances, doctors prefer to use the left internal memory artery (“LIMA”), an artery running inside the ribcage and close to the sternum, to re-vascularize the left side of the heart. Use of the LIMA to revascularize the left descending coronary artery (known as the “widow maker”) has become the gold standard for revascularizing the left side of the heart during CABG surgeries. For the right side of the heart, and where additional grafts are needed on the left side, the current standard of care is to harvest the saphenous vein from the patient’s leg to be dissected into pieces and used as bypass grafts around the heart. Unfortunately, saphenous vein grafts (“SVGs”) are not nearly as effective as the LIMA for revascularizing the heart. In fact, SVGs continue to be the weak link for CABG surgeries.

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

While the LIMA is known for excellent short term and long term patency rates, studies indicate that between 10% and 40% percent of SVGs that are used as conduits for CABG surgeries fail within the first year after the CABG surgery. A significant percentage fail within the first 30 days. At 10 years, the SVGs failure rate can be as high as 75%. When a graft fails, it becomes blocked or occluded, depriving the heart of blood flow. Mortality during the first year after bypass graft failure is very high, between 5% and 9%. For purposes of comparison, a 3% threshold is considered to be a high cardiac risk. In fact, a relatively recent study in Denmark has reported that mortality rates at 8 to 10 years after CABG surgery are as high as 60% to 80%. While a life expectancy of 8 to 10 years following CABG surgery may have been acceptable in the past, expectations have changed and with people now generally living longer, additional focus is now being placed on extending life expectancies following CABG surgeries.

Researchers have determined that there are two main causes of SVGs failure: size mismatch, and a thickening of the interior of the SVGs that begins immediately following the harvest procedure. Size mismatch occurs because the diameter of SVGs is often significantly larger than the diameter of the coronary arteries around the heart. This size mismatch causes flow disturbances, leading to graft thromboses and graft failure. The thickening of the cell walls of SVGs occur when a layer of endothelial cells on the inner surface of the SVGs are disturbed beginning at the harvesting procedure, starting a chain reaction which causes the cells to thicken and the inside of the graft to narrow, resulting in blood clots and graft failure.

The Opportunity

The CoreoGraft is a bovine based off the shelf conduit that could potentially be used to revascularize the heart during CABG surgery, instead of harvesting the saphenous vein from the patient’s leg. In addition to avoiding the invasive and painful SVGs harvest process, HJLI’s CoreoGraft more closely matches the size of the coronary arteries around the heart, eliminating graft failures that occur due to size mismatch. In addition, with no graft harvest needed, the CoreoGraft could also reduce or eliminate the inner thickening that burdens and leads to failure of the SVGs. It has been reported that SVGs have failure rates as high as 10% to 40% within one year of implantation when used as grafts for CABG surgery.

In addition to providing a potential alternative to SVGs, the CoreoGraft could be used when making grafts from the patients’ own arteries and veins is not an option. For example, patients with systemic arterial and vascular disease often do not have suitable vessels to be used as grafts. For other patients, such as women who have undergone radiation treatment for breast cancer and have a higher incidence of heart disease, using the LIMA may not be an option if the LIMA was damaged by radiation during breast cancer treatment. Another example are patients undergoing a second CABG surgery. Due in large part to early SVGs failures, patients may need a second CABG surgery. If the SVGs were used for the first CABG surgery, the patient may have insufficient veins to harvest. While the CoreoGraft may start out as a product for patients with no other options, if the CoreoGraft establishes good short term and long term patency rates, it could become the graft of first choice for all CABG patients in addition to the LIMA.

Approximately 200,000 CABG surgeries are performed each year in the U.S., representing more than 55% of all cardiac surgeries and accounting for between $15 Billion and $25 Billion in annual expenditures. With an average of three grafts used per surgery, we believe the potential U.S. addressable market for the CoreoGraft to be more than $2 Billion per year. There are currently no FDA approved prosthetic grafts for CABG surgeries.

Clinical Status

In January of 2020, we announced the results of a six month, nine sheep, animal feasibility study for the CoreoGraft. Bypasses were accomplished by attaching the CoreoGrafts from the ascending aorta to the left anterior descending artery, and surgeries were preformed both on-pump and off-pump. Partners for the feasibility study included the Texas Heart Institute, and American Preclinical Services.

Test subjects were evaluated via angiograms and flow monitors during the study, and a full pathology examination of the CoreoGrafts and the surrounding tissue was performed post necropsy.

The results from the feasibility study demonstrated that the CoreoGrafts remained patent (open) and fully functional at 30, 90, and 180 day intervals after implantation. In addition, pathology examinations of the grafts and surrounding tissue at the conclusion of the study showed no signs of thrombosis, infection, aneurysmal degeneration, changes in the lumen, or other problems that are known to plague and lead to failure of SVGs.

In addition to exceptional patency, pathology examinations indicated full endothelialization for grafts implanted for 180 days both throughout the CoreoGrafts and into the left anterior descending arteries. Endothelium is a layer of endothelial cells that naturally exist throughout healthy veins and arteries that acts as a barrier between blood and the surrounding tissue, which helps promote the smooth passage of blood. Endothelium are known to produce a variety anti-clotting and other positive characteristics that are essential to healthy veins and arteries. The presence of full endothelialization within the longer term CoreoGrafts indicates that the graft is being accepted and assimilated in a manner similar to natural healthy veins and arteries that exist throughout the vascular system and is an indication of long-term biocompatibility.

Since we believe the results of the CoreoGraft feasibility study were positive, HJLI will now explore the possibility of conducting a first-in-man study outside of the U.S., where the CoreoGrafts would be implanted and tested in humans.

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

PMA Approval Pathway

Class III devices require PMA approval before they can be marketed although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If FDA accepts the application for review, it has 180 days under the FFDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval. Certain changes to an approved device, such as changes in manufacturing facilities, methods or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness. We believe that the VenoValve and the CoreoGraft will require the approval of a PMA.

Clinical Trials in Support of PMA

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations, which govern investigational device labeling, prohibit promotion of the investigational device and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. We believe that both the VenoValve and the CoreoGraft will require IDE applications prior to human testing in the United States.

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

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include: establishing registration and device listing with the FDA; QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process; labeling regulations and FDA prohibitions against the promotion of investigational products, or “off-label” uses of cleared or approved products; requirements related to promotional activities; clearance or approval of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices; medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur; correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health; the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and post-market surveillance activities and regulations.

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

Our Competitive Strengths

We believe we will offer the cardiovascular device market a compelling value proposition with the launch of our two product candidates, if approved, for the following reasons:

●	We have extensive experience of proprietary processing and manufacturing methodology specifically applicable to the design, processing, manufacturing and sterilization of our biologic tissue devices. We believe that our patents, which cover certain aspects of our devices and the processing methods of biologic valvular tissue as a “bioprosthetic” device, may provide an advantage over potential competitors.
●	We operate a 14,507 square foot manufacturing facility in Irvine, California. Our facility is designed expressly for the manufacture of Class III tissue based implantable medical devices and is equipped for research and development, prototype fabrication, current good manufacturing practices, or cGMP, and manufacturing and shipping for Class III medical devices, including biologic cardiovascular devices.
●	We have attracted senior executives who are experienced in research and development and who have worked on over 50 medical devices that have received FDA approval or CE marking. We also have the advantage of an experienced board of directors and scientific advisory board who will provide guidance as we move towards market launch.

Intellectual Property

We possess an extensive proprietary processing and manufacturing methodology specifically applicable to the design, processing, manufacturing and sterilization of biologic devices. This includes FDA compliant quality control and assurance programs, proprietary tissue processing technologies demonstrated to eliminate recipient immune responses, trusted relationship with abattoir suppliers, and a combination of tissue preservation and gamma irradiation that enhances device functions and guarantees sterility. We have filed patent applications for our VenoValve product and Implantable Vein Frame Two product with the U.S. Patent and Trademark Office though there is no assurance that patents will be issued. We also are working on new developments for our CoreoGraft product and expect to be filing for patent protection on that product as well.

Employees

As of March 16, 2020, we had 12 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

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

We have historically incurred substantial net losses, including net losses of $7,625,397, $13,042,709, $7,791,469 and $3,387,490 for the years ended December 31, 2019, 2018, 2017 and 2016, respectively. As a result of our historical losses, we had an accumulated deficit of $56,187,925 as of December 31, 2019. Our losses have resulted primarily from costs related to general and administrative expenses relating to our operations, as well as our research programs and the development of our product candidates. Currently, we are not generating revenue from operations, and we expect to incur losses for the foreseeable future as we seek to obtain regulatory approval for our product candidates. Additionally, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company as well as the projected expansion of our operations. We do not expect to generate significant revenue until any of our product candidates are licensed or sold, if ever. We may never generate significant revenue or become profitable. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve and subsequently sustain profitability could harm our business, financial condition, results of operations and cash flows.

We currently depend entirely on the successful and timely regulatory approval and commercialization of our two product candidates, which may not receive regulatory approval or, if any of our product candidates do receive regulatory approval, we may not be able to successfully commercialize them.

We currently have two lead product candidates (the CoreoGraft and the VenoValve) and our business presently depends entirely on our ability to license and/or sell our products to larger medical device companies. In order for our product candidates to succeed the products need to be approved by regulatory authorities, which may never happen. Our product candidates are based on technologies that have not been used previously in the manner we propose. Market acceptance of our product candidates will largely depend on our ability to demonstrate their relative safety, efficacy, cost-effectiveness and ease of use. We may not be able to successfully develop and commercialize our product candidates. If we fail to do so, we will not be able to generate substantial revenues, if any.

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

As a result of our current lack of financial liquidity, the report of our independent registered accounting firm that accompanies our audited financial statements for the year ended December 31, 2019 contains going concern qualifications, and our independent registered public accounting firm expressed substantial doubt regarding our ability to continue as a going concern over the next twelve months from the issuance of this Form 10-K, meaning that we may be unable to continue in operation for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. Our lack of sufficient liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

In order to continue as a going concern, we will need to, among other things, achieve positive cash flow from operations and, if necessary, seek additional capital resources to satisfy our cash needs. Our plans to achieve positive cash flow include engaging in offerings of equity and debt securities and negotiating up-front and milestone payments on our product candidates and royalties from sales of our product candidates that secure regulatory approval and any milestone payments associated with such approved product candidates. Our failure to obtain additional capital would have an adverse effect on our financial position, results of operations, cash flows, and business prospects, and ultimately on our ability to continue as a going concern.

A significant portion of our historical revenue came from royalty income earned from sales by LeMaitre Vascular, Inc. in accordance with a three-year royalty term that ended on March 18, 2019.

In March 2016, LeMaitre Vascular, Inc., or LMAT, a provider of peripheral vascular devices and implants, acquired our ProCol Vascular Bioprosthesis for its dialysis access line of products for an upfront payment and a three-year royalty. Royalty income is earned on sales by LMAT pursuant to this March 2016 asset sale agreement (“LMAT Agreement”), which three-year term ended on March 18, 2019. We have earned royalty income of $31,243 and $116,152 for the years ended December 31, 2019 and 2018, respectively, or 100% and 62%, respectively of our total revenue for these years. Since the three-year term ended on March 18, 2019, we will no longer generate royalty revenue until one of our product candidates is licensed, if ever.

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

We utilize one domestic and one international third-party suppliers for porcine and bovine tissue for our two product candidates and the loss of one or both of these suppliers could have an adverse impact on our business.

We rely on one domestic and one international third-party vendors to supply porcine and bovine tissue for our two product candidates. Our ability to supply our current and future product candidates, if approved, commercially depends, in part, on our ability to obtain this porcine and bovine tissue in accordance with our specifications and with regulatory requirements and in sufficient quantities to meet demand. Our ability to obtain porcine and bovine tissue may be affected by matters outside our control, including that these suppliers may cancel our arrangements on short notice or have disruptions to their operations.

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

We currently have no sales and marketing infrastructure and if we are unable to successfully sell and/or license our product candidates to larger medical device companies, we may be unable to commercialize our product candidates on our own, if approved, and may never generate sufficient revenue to achieve or sustain profitability.

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

As of December 31, 2019 and 2018, we had available federal and state net operating loss carryforwards, or NOLs, of approximately $26.1 and $17.4 million, respectively. Pre-2018 federal and state NOLs carryovers may be carried forward for twenty years and begin to expire in 2029. Under the Tax Act, post-2017 federal NOLs can be carried forward indefinitely and the annual limit of deduction equals 80% of taxable income. As of December 31, 2019, we also had federal research and development tax credit carryforwards of approximately $0.2 million which begin to expire in 2027. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a cumulative change in equity ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period) may be subject to limitations on its ability to utilize its NOLs and certain credit carryforwards to offset future taxable income and taxes. We are currently analyzing the tax impacts of any potential ownership changes on our federal NOLs and credit carryforwards. Future changes in our stock ownership, including this or future offerings, as well as other changes that may be outside of our control, could result in ownership changes. Our NOLs and credit carryforwards may also be limited under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

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

In the United States, our product candidates are expected to be regulated as medical devices. Before our medical device product candidates can be marketed in the United States, we must submit, and the FDA must approve a PMA application. For the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. In addition, modifications to products that are approved through a PMA application generally need FDA approval. The time required to obtain approval, clearance or license by the FDA to market a new therapy is unpredictable but typically takes many years and depends upon many factors, including the substantial discretion of the FDA.

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

In March 2010, the PPACA was signed into law, which includes a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, that began on January 1, 2013. Although a two year moratorium was placed on the medical device excise tax in 2016 and extended through December 31, 2019, it was permanently repealed on December 20, 2019. Other elements of the PPACA, including comparative effectiveness research, an independent payment advisory board and payment system reforms, including shared savings pilots and other provisions, may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect numerous aspects of our business, results of operations and financial condition.

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

Our company and many of our collaborators and potential collaborators are required to comply with the Federal Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act and implementing regulation affecting the transmission, security and privacy of health information, and failure to comply could result in significant penalties.

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

We have filed patent applications for our VenoValve product and Implantable Vein Frame Two product with the U.S. Patent and Trademark Office but there are no assurances that patents will be issued. We also are working on new developments for our CoreoGraft product and expect to be filing for patent protection on that product as well.

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

Our named officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own or control 3,900,165 shares of our common stock as of December 31, 2019, which in the aggregate represents approximately 21.7% of the outstanding shares of our common stock as of that date. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, the approval of any business combination and any other significant corporate transaction. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from yours.

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements, minimum stockholders’ equity requirement or the minimum closing bid price requirement, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq Marketplace Rules, but our common stock may not be listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the Nasdaq Marketplace Rules.

On October 14, 2019, we received notice from The NASDAQ Stock Market (“Nasdaq”) indicating that, because the closing bid price for the Company’s common stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Rule 5550(a)(2) of Nasdaq Listing Rules. Nasdaq’s notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until April 13, 2020, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to April 13, 2020. If we are unable to resolve the situation to allow for continued listing on the Nasdaq Capital Market, this will result in a de-listing of our common stock.

Additionally, as of December 31, 2019, our stockholders’ equity is $1.0 million and the Company no longer complies with the minimum stockholders’ equity requirement of $2.5 million for continued listing on the Nasdaq Capital Market under Rule 5550(a)(2) of Nasdaq Listing Rules. We expect to receive a delisting notice from Nasdaq regarding this failure.

We will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and can be expected to dilute current stockholders’ ownership interests.

We will need to raise additional capital in the future. Such additional capital may not be available on reasonable terms or at all. Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business.

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

Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As stated above, we intend to conduct additional rounds of financing in the future and we may need to raise additional capital through public or private offerings of our common stock or other securities that are convertible into or exercisable for our common stock. We may also issue securities in connection with hiring or retaining employees and consultants (including stock options issued under an equity incentive plan), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board of Directors may at any time authorize the issuance of additional common stock without stockholder approval, subject only to the total number of authorized common shares set forth in our articles of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common stock or other securities may create downward pressure on the trading price of the common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded on Nasdaq or other then-applicable over-the-counter quotation system or exchange.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We may remain an emerging growth company until as late as December 2023 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering), though we may cease to be an emerging growth company earlier under certain circumstances, including (1) if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, in which case we would cease to be an emerging growth company as of the following December 31, or (2) if our gross revenue exceeds $1.07 billion in any fiscal year. Emerging growth companies may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors could find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Provisions of our charter documents or Delaware law could delay or prevent an acquisition of us, even if the acquisition would be beneficial to our stockholders, which could make it more difficult for you to change management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include, but are not limited to:

●	a classified board of directors so that not all directors are elected at one time;
●	a prohibition on stockholder action through written consent;
●	no cumulative voting in the election of directors;
●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director;
●	a requirement that special meetings of the stockholders may be called only by our chairman of the board, chief executive officer or president, or by a resolution adopted by a majority of our board of directors;
●	an advance notice requirement for stockholder proposals and nominations;
●	the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine; and
●	a requirement of approval of not less than 66 2/3% of all outstanding shares of our capital stock entitled to vote to amend any bylaws by stockholder action, or to amend specific provisions of our amended and restated certificate of incorporation.

In addition, the Delaware General Corporate Law, or DGCL, prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who, together with its affiliates, owns, or within the last three years has owned, 15% or more of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, the DGCL may discourage, delay or prevent a change in control of our company.

Furthermore, our amended and restated certificate of incorporation specifies that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. We believe this provision benefits us by providing increased consistency in the application of the DGCL by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors and officers.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future and, as such, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, and any future loan arrangements we enter into may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

ITEM 1B.	Unresolved Staff Comments

None

ITEM 2.	Properties and Facilities

We lease a 14,507 square foot manufacturing facility in Irvine, California. We renewed our lease on September 20, 2017, effective October 1, 2017, for five years with an option to extend the lease for an additional 60-month term at the end of lease term. Our facility is designed expressly for the manufacture of biologic vascular grafts and is equipped for research and development, prototype fabrication, cGMP manufacturing and shipping for Class III medical devices, including biologic cardiovascular devices. We believe that our facilities are sufficient for the near future as there is present capacity to manufacture up to 24,000 venous valves per year to meet potential market demands.

ITEM 3.	Legal Proceedings

From time to time we may be subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against us are successful, they may exceed the limits of applicable insurance coverage.

On September 21, 2018, ATSCO, Inc., filed a complaint with the Superior Court seeking payment of $809,520 plus legal costs for disputed invoices to the Company dated from 2015 to June 30, 2018. The Company had entered into a Services and Material Supply Agreement (“Agreement”), dated March 4, 2016 for ATSCO to supply porcine and bovine tissue. The Company is disputing the amount owed and that the Agreement called for a fixed monthly fee regardless of whether tissue was delivered to the Company. On January 18, 2019, the Orange County Superior Court granted a Right to Attach Order and Order for Issuance of Writ of Attachment in the amount of $810,055. We contend at least $188,000 of the ATSCO claim relates to a wholly separate company, and over $500,000 of the claim is attributable to invoices sent without delivery of any tissue to the Company. The Company also believes it has numerous defenses and rights of setoff including without limitation: that ATSCO had an obligation to mitigate claimed damages, particularly when they were not delivering tissues; $188,000 of the amount that ATSCO is seeking are for invoices to Hancock Jaffe Laboratory Aesthetics, Inc. (in which the Company owns a minority interest of 28.0%) and is not the obligation of the Company; the Company has a right of setoff against any amounts owed to ATSCO for 120,000 shares of the Company’s stock transferred to ATSCO’s principal and owner; the yields of the materials delivered by ATSCO to the Company were inferior; and the Agreement was constructively terminated. On March 26, 2019, ATSCO filed a First Amended Complaint with the Superior Court increasing its claim to $1,606,820 plus incidental damages and interest, on the basis of an alleged additional oral promise not alleged in its original Complaint. The Company recently deposed ATSCO’s sole owner and principal and believes that the merits of the Company’s key defenses have been buttressed and supported as a result. While the Company expects and intends to continue a vigorous defense, the Company and ATSCO have recently agreed to proceed with informal settlement discussions. A trial date of July 20, 2020 has been set by the court. The Company recorded the disputed invoices in accounts payable and as of December 31, 2019, the Company believes that it has fully accrued for the outstanding claims against the Company. The Company has entered into new supply relationships with one domestic and one international company to supply porcine and bovine tissues.

On October 8, 2018, Gusrae Kaplan Nusbaum PLLC (“Gusrae”) filed a complaint with the Supreme Court of the State of New York seeking payment of $178,926 plus interest and legal costs for invoices to the Company dated from November 2016 to December 2017. In July 2016, the Company retained Gusrae to represent the Company in connection with certain specific matters. The Company believes that Gusrae has not applied all of the payments made by the Company along with billing irregularities and errors and is disputing the amount owed. The Company recorded the disputed invoices in accounts payable and as of December 31, 2019, the Company has fully accrued for the outstanding claim against the Company.

ITEM 4.	Mine and Safety Disclosure

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The Nasdaq Capital Market under the symbol “HJLI” on May 31, 2018. Our warrants issued to the public in our initial public offering began trading on The Nasdaq Global Market under the symbol “HJLIW” on May 31, 2018.

Holders of Record

On March 16, 2020, the closing price per share of our common stock and listed warrants were $0.33 and $0.185, respectively as reported on The Nasdaq Capital Market. We had approximately 1,680 stockholders of record and 209 listed warrant holders of record as of January 21, 2020. On March 16, 2020 there were 19,231,857 shares of our common stock issued and outstanding and 5,749,239 shares of common stock issuable upon exercise of listed warrants issued and outstanding. In addition, we believe that a significant number of beneficial owners of our common stock and listed warrants hold their shares in street name.

Securities Authorized for Issuance under Equity Compensation Plan

Plan Category	Number of securities to issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,687,367	$4.44	2,237,118
Equity compensation plans not approved by security holders	-	-	-
	2,687,367	$4.44	2,237,118

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

Recent Sales of Unregistered Securities

None

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

Overview

Hancock Jaffe Laboratories, Inc. is a medical device company developing tissue based solutions that are designed to be life sustaining or life enhancing for patients with cardiovascular disease, and peripheral arterial and venous disease. The Company’s products are being developed to address large unmet medical needs by either offering treatments where none currently exist or by substantially increasing the current standards of care. Our two lead products which we are developing are: the VenoValve®, a porcine based device to be surgically implanted in the deep venous system of the leg to treat a debilitating condition called chronic venous insufficiency; and the CoreoGraft®, a bovine based conduit to be used to revascularize the heart during coronary artery bypass graft surgeries. Both of our current products are being developed for approval by the U.S. Food and Drug Administration. We currently receive tissue for development of our products from one domestic supplier and one international supplier. Our current business model is to license, sell, or enter into strategic alliances with large medical device companies with respect to our products, either prior to or after FDA approval. Our current senior management team has been affiliated with more than 50 products that have received FDA approval or CE marking. We currently lease a 14,507 sq. ft. manufacturing facility in Irvine, California, where we manufacture products for our clinical trials and which has previously been FDA certified for commercial manufacturing of product.

Each of our product candidates will be required to successfully complete clinical trials and other testing to demonstrate the safety and efficacy of the product candidate before it will be approved by the FDA. The completion of these clinical trials and testing will require a significant amount of capital and the hiring of additional personnel.

We are in the process of developing the following bioprosthetic implantable devices for cardiovascular disease:

VenoValve

The VenoValve is a porcine based valve developed at HJLI to be implanted in the deep vein system of the leg to treat CVI. CVI occurs when the valves in the veins of the leg fail, causing blood to flow backwards and pool in the lower leg and ankle. The backwards flow of the blood is called reflux. Reflux results in increased pressure in the veins of the leg, known as venous hypertension. Venous hypertension leads to swelling, discoloration, severe pain, and open sores called venous ulcers. By reducing reflux, and lowering venous hypertension, the VenoValve has the potential to reduce or eliminate the symptoms of deep venous, severe CVI, including venous leg ulcers. The VenoValve is designed to be surgically implanted into the patient on an outpatient basis via a 5 to 6 inch incision in the upper thigh.

There are presently no FDA approved medical devices to address valvular incompetence, or effective treatments for deep venous CVI. Current treatment options include compression garments, or constant leg elevation. These treatments are generally ineffective for patients with severe deep venous CVI, as they attempt to alleviate the symptoms of CVI without addressing the underlying causes of the disease. In addition, we believe that compliance with compression garments and leg elevation is extremely low, especially among the elderly. Valve transplants from other parts of the body have been attempted, but with very-poor results. Many attempts to create substitute valves have also failed, usually resulting in early thromboses. The premise behind the VenoValve is that by reducing the underlying causes of CVI, reflux and venous hypertension, the debilitating symptoms of CVI will decrease, resulting in improvement in the quality of the lives of CVI sufferers.

There are approximately 2.4 million people in the U.S. that suffer from severe deep venous CVI due to valvular incompetence. The average person with a venous ulcer spends approximately $30,000 per year on wound care, resulting in approximately $38 billion of direct medical costs. For those venous ulcers that do heal, there is a 20% to 40% recurrence rate within one year.

After consultation with the FDA, as a precursor to the U.S. pivotal trial, we are conducting a small first-in-man study for the VenoValve in Colombia. The first phase of the first-in-man Colombian trial included 10 patients. In addition to providing safety and efficacy data, the purpose of the first-in-man study is to provide proof of concept, and to provide valuable feedback to make any necessary product modifications or adjustments to our surgical implantation procedures for the VenoValve prior to conducting the U.S. pivotal trial. In December of 2018, we received regulatory approval from Instituto Nacional de Vigilancia de Medicamentos y Alimentos (“INVIMA”), the Colombian equivalent of the FDA. On February 19, 2019, we announced that the first VenoValve was successfully implanted in a patient in Bogota. Between April of 2019 and December of 2019 we successfully implanted VenoValves in 9 additional patients, completing the implantations for the first phase of the Colombian first-in-man study. Endpoints for the VenoValve first-in-man study include reflux, measured by doppler, a VCSS score used by the clinician to measure disease severity, and a VAS score used by the patient to measure pain.

On March 4, 2020, Dr. Jorge Hernando Ulloa, the Primary Investigator for the Company’s first-in-man VenoValve study in Colombia, presented updated VenoValve data at the 32nd Annual American Venous Forum meeting on Amelia Island, Florida. Dr. Ulloa’s presentation included data on eight VenoValve patients that are six months post VenoValve surgery (including one patient that is one year post surgery), two patients that are 90 days post-surgery, and one patient that is 60 days post-surgery. For the first patient to receive the VenoValve who is now one year post surgery, Reflux has improved 73% and is now normal, the severity of her CVI has improved 94%, and her pain has improved 75%. This patient showed continued improvement between her six month and one year visits. Because proper directional blood flow in the leg has been restored on a long term basis, the venous system has normalized and there are barely any manifestations of the disease for that patient. Overall, VenoValves have been implanted in 11 patients in Colombia. Across all 11 patients and when comparing pre-operative levels to data recorded at their most recent office visits, Reflux, VCSS Scores, and VAS scores have improved 51%, 61%, and 65% respectively. That includes one patient who is currently occluded, and whose VenoValve is currently not functioning as intended. VenoValve safety incidences have been unchanged since last reported, and include one (1) fluid pocket (which was as aspirated), intolerance from Coumadin anticoagulation therapy, and two (2) minor wound infections (treated with antibiotics).

HJLI has begun preparing for IDE discussions with the FDA, and hopes to file its IDE application seeking approval for the U.S. pivotal trial in the third quarter of 2020.

CoreoGraft

The CoreoGraft is a bovine based off the shelf conduit that could potentially be used to revascularize the heart during CABG surgery, instead of harvesting the saphenous vein from the patient’s leg. In addition to avoiding the invasive and painful SVGs harvest process, HJLI’s CoreoGraft more closely matches the size of the coronary arteries around the heart, eliminating graft failures that occur due to size mismatch. In addition, with no graft harvest needed, the CoreoGraft could also reduce or eliminate the inner thickening that burdens and leads to failure of the SVGs. It has been reported that SVGs have failure rates as high as 10% to 40% within one year of implantation when used as grafts for CABG surgery.

In addition to providing a potential alternative to SVGs, the CoreoGraft could be used when making grafts from the patients’ own arteries and veins is not an option. For example, patients with systemic arterial and vascular disease often do not have suitable vessels to be used as grafts. For other patients, such as women who have undergone radiation treatment for breast cancer and have a higher incidence of heart disease, using the LIMA may not be an option if the LIMA was damaged by radiation during breast cancer treatment. Another example are patients undergoing a second CABG surgery. Due in large part to early SVGs failures, patients may need a second CABG surgery. If the SVGs were used for the first CABG surgery, the patient may have insufficient veins to harvest. While the CoreoGraft may start out as a product for patients with no other options, if the CoreoGraft establishes good short term and long term patency rates, it could become the graft of first choice for all CABG patients in addition to the LIMA.

Approximately 200,000 CABG surgeries are performed each year in the U.S., representing more than 55% of all cardiac surgeries and accounting for between $15 Billion and $25 Billion in annual expenditures. With an average of three grafts used per surgery, we believe the potential U.S. addressable market for the CoreoGraft to be more than $2 Billion per year. There are currently no FDA approved prosthetic grafts for CABG surgeries.

In January of 2020, we announced the results of a six month, nine sheep, animal feasibility study for the CoreoGraft. Bypasses were accomplished by attaching the CoreoGrafts from the ascending aorta to the left anterior descending artery, and surgeries were preformed both on-pump and off-pump. Partners for the feasibility study included the Texas Heart Institute, and American Preclinical Services.

Test subjects were evaluated via angiograms and flow monitors during the study, and a full pathology examination of the CoreoGrafts and the surrounding tissue was performed post necropsy.

The results from the feasibility study demonstrated that the CoreoGrafts remained patent (open) and fully functional at 30, 90, and 180 day intervals after implantation. In addition, pathology examinations of the grafts and surrounding tissue at the conclusion of the study showed no signs of thrombosis, infection, aneurysmal degeneration, changes in the lumen, or other problems that are known to plague and lead to failure of SVGs.

In addition to exceptional patency, pathology examinations indicated full endothelialization for grafts implanted for 180 days both throughout the CoreoGrafts and into the left anterior descending arteries. Endothelium is a layer of endothelial cells that naturally exist throughout healthy veins and arteries that acts as a barrier between blood and the surrounding tissue, which helps promote the smooth passage of blood. Endothelium are known to produce a variety anti-clotting and other positive characteristics that are essential to healthy veins and arteries. The presence of full endothelialization within the longer term CoreoGrafts indicates that the graft is being accepted and assimilated in a manner similar to natural healthy veins and arteries that exist throughout the vascular system and is an indication of long-term biocompatibility.

Since we believe the results of the CoreoGraft feasibility study were positive, HJLI will now explore the possibility of conducting a first-in-man study outside of the U.S., where the CoreoGrafts would be implanted and tested in humans.

Results of Operations

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018

Financial Highlights

We reported net losses of $7,625,397 and $13,042,709 for the years ended December 31, 2019 and 2018, respectively, representing a decrease in net loss of $5,417,312 or 42%, resulting from a decrease in amortization of debt discount of $6,562,736 (see below), a decrease in operating expenses of $603,969, a decrease of $348,076 in interest expense, net, partially offset by a decrease in the gain on extinguishment of convertible note payable of $1,481,317 (see below), an increase in the loss on impairment of $269,187 (see below), a decrease in the gain on the change in fair value of derivative liabilities of $191,656 (see below) and a decrease of gross profit of $155,309.

Revenues

Revenues earned during the year ended December 31, 2019 decreased by $155,309 to $31,243 from $186,552 for the year ended December 31, 2018 as royalty income and contract research – related party decreased by $84,909 and $70,400, respectively. Royalty income was earned pursuant to the terms of our March 2016 asset sale agreement with LeMaitre Vascular, Inc., which three-year term ended on March 18, 2019. Since March 18, 2019, we no longer generate royalty revenue and we do not expect to generate any other royalty revenues until one of our product candidates secure regulatory approval and is licensed or otherwise marketed, if ever. The contract research revenue is related to research and development services performed pursuant to a Development and Manufacturing Agreement dated April 1, 2016 (the “HJLA Agreement”) with Hancock Jaffe Laboratory Aesthetics, Inc. (“HJLA”) and no research and development services were performed during 2019.

As a developmental stage company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates.

Selling, General and Administrative Expenses

For the year ended December 31, 2019, selling, general and administrative expenses decreased by $1,571,340 or 24%, to $4,911,613 from $6,482,953 for the year ended December 31, 2018. The decrease is primarily due to a decrease of approximately $980,000 in non-cash stock compensation expense from fewer awards in 2019 of common stock and warrants to consultants and stock options and restricted stock units to employees and directors, decrease in severance expenses of $300,000 from the accrual in 2018 for the termination of the prior CFO, decrease in salaries and benefits of approximately $551,000 as certain personnel focused on research and development activities in 2019 (which is recorded as a research and development expense), partially offset by an increase of approximately $179,000 in insurance expenses primarily in D&O insurance from being a public company during the full year of 2019 as compared to being a private company for the first five months of 2018 and an increase in D&O premiums in 2019.

Research and Development Expenses

For the year ended December 31, 2019, research and development expenses increased by $967,371 or 78%, to $2,206,120 from $1,238,749 for the year ended December 31, 2018. The increase is primarily due to increased salaries and benefits expenses of $690,000 as certain personnel focused on research and development activities in 2019 and increased supplies, consulting, packaging and outside services of $240,000 associated with research and development activities supporting the first-in-human trials for the VenoValve occurring in Columbia, which started in February 2019, along with an increase of $66,000 in preclinical animal studies.

Interest (Income) Expense, Net

For the year ended December 31, 2019, interest (income) expense, net decreased by $348,076 or 117%, to $49,915 in interest income, net from $298,161 in interest expense, net for the year ended December 31, 2018, due to the conversion of the convertible notes issued during the period from June 2017 through January 2018 (“Notes”) into shares of our common stock upon the consummation of our IPO on June 4, 2018. On this date, principal and interest totaling $5,743,391 owed in connection with the Notes were converted into 1,650,537 shares of our common stock at a conversion price of $3.50 per share. Interest income of $50,848 and $25,219 was earned during the year ended December 31, 2019 and 2018, respectively.

Net Gain on Extinguishment of Convertible Notes Payable

During the year ended December 31, 2018, we recognized non-cash gain on the extinguishment of convertible notes payable of $1,481,317. On February 28, 2018, the Notes were amended such that the maturity date was extended to May 15, 2018, the warrants issued in connection with the convertible notes issued in 2017 became exercisable for the number of shares of common stock equal to 100% of the total shares issuable upon conversion and the warrants issued in connection with the convertible notes issued in 2018 became exercisable for the number of shares of common stock equal to 75% of the total shares issuable upon the conversion. The amendment of the Notes was deemed to be a debt extinguishment. Since the Notes were converted on June 4, 2018 into common stock in connection with the Company’s IPO, there was no extinguishment of convertible notes payable in the year ended December 31, 2019.

Amortization of Debt Discount

During the year ended December 31, 2018, we recognized non-cash amortization of debt discount expense of $6,562,736 related to the embedded conversion option in the Notes as well as the warrants issued with the Notes. Since the Notes were converted on June 4, 2018 into common stock in connection with the Company’s IPO, there was no amortization of debt discount in the year ended December 31, 2019.

Change in Fair Value of Derivative Liability

For the year ended December 31, 2018, we recorded a gain on the change in fair value of derivative liabilities of $191,656. The derivative liabilities are related to warrants issued in connection with our Series A preferred stock and Series B preferred stock financings during the period of 2016 to 2017 (“Preferred Stock”), plus warrants issued in connection with the Notes, as well as the embedded conversion options in the Notes. Since the Notes and Preferred Stock were converted on June 4, 2018 into common stock in connection with the Company’s IPO, there was no change in fair value of derivative liabilities in the year ended December 31, 2019.

Loss on Impairment

On May 10, 2013, the Company purchased United States Patent 7,815,677, “lntraparietal Aortic Valve Reinforcement Device and a Reinforced Biological Aortic Valve” from Leman Cardiovascular, S.A, which protects the critical design components and function relationships unique to the Company’s bio-prosthetic heart valve (“BHV”). The BHV is a bioprosthetic, pig heart valve designed to function like a native heart valve and early clinical testing has demonstrated that the BHV may be suitable for the pediatric population, as it accommodates for the growth concomitant with the patient. In accordance with Accounting Standards Codification 360-10 - Impairment of Long-Lived and Disposable Assets, the Company is required to test for impairment if certain criteria are present. The Company determined during the fourth quarter 2019 that based on limited R&D resources that are currently devoted to the development of the VenoValve and CoreoGraft products, it unlikely to continue the development of the BHV in the near future. Therefore, the Company recorded an impairment loss of $588,822, equal to the remaining unamortized value of the BHV as of December 31, 2019.

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

Deemed Dividend

We recorded a deemed dividend of $3,310,001 for the year ended December 31, 2018. The deemed dividend for the year ended December 31, 2018 resulted primarily from the 8% cumulative dividend on the Preferred Stock. Since the Preferred Stock were converted on June 4, 2018 into common stock in connection with the Company’s IPO, there was no deemed dividend in the year ended December 31, 2019.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities for the year ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $56,187,925. Since inception, we have funded our operations primarily through our IPO, private and public offerings of equity and private placement of convertible debt securities as well as modest revenues from royalties, contract research and sales of the ProCol Vascular Bioprosthesis.

Net cash used in operating activities for the year ended December 31, 2019 decreased by $459,438, or 7%, to $5,896,400 from $6,355,838 for the year ended December 31, 2018 from lower operating expenses and decreases in working capital for the year ended December 31, 2019 as compared to the comparable period in 2018.

Purchase of property and equipment for the year ended December 31, 2019 was $363,891 and primarily consisted of approximately $210,000 for software to manage compliance, reporting and risk management of the VenoValve clinical study by providing live access, tracking and multiple project management reports to enhance study data and metrics reporting, approximately $120,000 for Hydrodynamic Test System for measuring characteristics of the VenoValve, approximately $24,000 for computer equipment and software and approximately $11,000 for engineering design software. Purchase of property and equipment for the year ended December 31, 2018 was $12,422 for computer equipment and software.

On March 12, 2019, the Company raised $2,317,276 in net proceeds in the private placement offering of its common stock to certain accredited investors.

On June 14, 2019, the Company raised $3,319,656 in net proceeds in the public follow-on offering of its common stock.

We measure our liquidity in a variety of ways, including the following

	December 31, 2019	December 31, 2018

Cash (excluding restricted cash)	$1,307,231	$2,740,645
Working capital (deficiency)	$(452,434)	$1,313,980

Based upon our cash and working capital as of December 31, 2019, we will require additional capital resources in order to meet our obligations as they become due within one year after the date of this Annual Report and sustain operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of this Form 10-K.

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

The Company holds a 28.0% ownership investment, consisting of founders’ shares acquired at nominal cost, in HJLA. To date, HJLA has recorded cumulative losses. Since the Company’s investment is recorded at $0, the Company has not recorded its proportionate share of HJLA’s losses. If HJLA reports net income in future years, the Company will apply the equity method only after its share of HJLA’s net income equals its share of net losses previously incurred.

Net Loss per Share

The Company computes basic and diluted loss per share by dividing net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period. Net loss income attributable to common stockholders consists of net loss, adjusted for the convertible preferred stock deemed dividend resulting from the 8% cumulative dividend on the Preferred Stock in 2018. Since the Preferred Stock were converted on June 4, 2018 into common stock in connection with the Company’s IPO, there was no deemed dividend in the year ended December 31, 2019.

Basic and diluted net loss per common share are the same since the inclusion of common stock issuable pursuant to the exercise of warrants and options, plus the conversion of preferred stock or convertible notes, in the calculation of diluted net loss per common shares would have been anti-dilutive.

The following table summarizes net loss attributable to common stockholders used in the calculation of basic and diluted loss per common share:

	For the Years Ended
	December 31,
	2019	2018
Net loss	$(7,625,397)	$(13,042,709)
Deemed dividend to Series A and B preferred stockholders	-	(3,310,001)
Net loss attributable to common stockholders	$(7,625,397)	$(16,352,710)

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Shares of common stock issuable upon exercise of warrants	4,366,960	3,780,571
Shares of common stock issuable upon exercise of options and restricted stock units	2,687,367	2,883,256
Potentially dilutive common stock equivalents excluded from diluted net loss per share	7,054,327	6,663,827

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

The following table summarizes the Company’s revenue recognized in the accompanying statements of operations:

	For the Years Ended
	December 31,
	2019	2018
Royalty income	31,243	116,152
Contract research - related party	-	70,400
Total Revenues	$31,243	$186,552

Royalty income was earned pursuant to the terms of our March 2016 asset sale agreement with LeMaitre Vascular, Inc., which three-year term ended on March 18, 2019. After March 18, 2019, we will not receive any royalty revenue from LeMaitre Vascular, Inc.

Contract research – related party revenue is related to research and development services performed pursuant to a five-year Development and Manufacturing Agreement dated April 1, 2016 with HJLA.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

Information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less is not disclosed. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2019.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, deferred revenue is recorded until the performance obligations are satisfied. The Company had deferred revenue of $33,000 as of December 31, 2019 and December 31, 2018 related to cash received in advance for contract research and development services pursuant to the HJLA Agreement.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $1,867,286 and $2,490,645 as of December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019, 100% of the Company’s revenues were from royalties earned from the sale of product by LeMaitre. The three-year Post-Acquisition Supply Agreement from which the Company earned royalty from the sale of product by LeMaitre ended on March 18, 2019. During the year ended December 31, 2018, 62% of the Company’s revenues were from royalties earned from the sale of product by LeMaitre and 38% were from contract research revenue related to research and development services performed pursuant to the HJLA Agreement.

Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through the date the financial statements were issued in the Form 10-K filed with the Securities and Exchange Commission. Based upon the evaluation and transactions, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 14 to the Financial Statements - Subsequent Events.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As a result of the new standard, all of our leases greater than one year in duration will be recognized in our Balance Sheet as both operating lease liabilities and right-of-use assets upon adoption of the standard. We adopted the standard using the prospective approach.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

Evaluation of Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2019, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 has not been audited by our auditors, Marcum LLP.

Item 9B.	Other Information

Not Applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Listed below are the names of the directors and executive officers of the Company, their ages as of December 31, 2019, their positions held and the year they commenced service with the Company

Name	Age	Position(s) Held	Year of Service Commencement
Robert A. Berman	56	Director, Chief Executive Officer	2018
Francis Duhay, M.D.	59	Director	2018
Dr. Sanjay Shrivastava	52	Director	2018
Matthew M. Jenusaitis	58	Director	2019
Robert C. Gray	72	Director	2019
Marc H. Glickman, M.D.	70	Senior Vice President and Chief Medical Officer	2016
Robert Rankin	67	Chief Financial Officer, Secretary & Treasurer	2018

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

Dr. Francis Duhay has served as member of our board of directors since October 2018. A trained cardiac and thoracic surgeon, has served the President and Chief Operating officer of Aegis Surgical Inc. and Atrius Inc., makers of cardiac accessory devices, since 2016, and as a Partner in K5_Ventures, an early stage venture fund since 2017. Dr. Duhay is the former Chief Medical Officer at Edwards Life Sciences, a world leader in heart valve products, where he led medical and clinical affairs for transcatheter and surgical heart valves. During his tenure at Edwards Life Sciences, from 2008 to 2016, Dr. Duhay led the preparation and submission, and ultimate regulatory approval, of two FDA Premarket Approval (PMA) applications for transcatheter and surgical heart valve therapies and was responsible for the design and execution of the applicable clinical trials. Dr. Duhay was also the Vice President and General Manager of the Ascendra™ transcatheter heart valve business unit at Edwards, where he grew the unit from sixteen to eighty employees and contributed to annual growth in sales from $3 million to $250 million. From 1998 to 2003, Dr. Duhay served as the Chief of the Department of Cardiothoracic Surgery and Cardiology at Kaiser Permanente. Dr. Duhay has also served as an industry representative and clinical expert, and a member of the working group for ISO 5840, the international quality standard for the design, development, and testing of heart valves. Dr. Duhay received his MBA from the University of Hawaii - Shidler College of Business and received his board certification for Cardiothoracic Surgery and General Surgery from the Duke University School of Medicine and from the University of California, San Francisco, respectively. We believe that Dr. Duhay is qualified to serve as a member of our board of directors because he is a trained cardiac and thoracic surgeon and former Chief Medical Officer at Edwards Life Sciences.

Dr. Sanjay Shrivastava has served as a member of our board of directors since October 2018. He has been involved in developing, commercializing, evaluating, and acquiring medical devices for more than 18 years, including serving in Chief Executive Officer and board of director positions at several medical device start-ups, and leadership positions in research and development, business development, and marketing at BTG (from 2017 to 2018), Medtronic (2007 to 2017), Abbott Vascular (2003 to 2007), and Edwards Life Sciences (2000 to 2003). He is presently the Vice President of Marketing and Business Development at U.S. Vascular, LLC and a co-founder and board member of BlackSwan Vascular, Inc. While working as a vice president, upstream marketing and strategy at BTG, a medical device and specialty pharmaceutical company with annual revenue of about $800 million, Dr. Shrivastava worked on several acquisition and investment deals. At Medtronic, Dr. Shrivastava was the Director of Global Marketing for the Cardiac and Vascular Group where he helped build the embolization business, from its initiation to a substantial revenue with a very high CAGR over a period of six years. Dr. Shrivastava was a Manager of Research and Development for the peripheral vascular business at Abbott Vascular and a Principal Research and Development Engineer for Trans-Catheter heart valves at Edwards Life Sciences. Dr. Shrivastava received his Bachelor of Science in engineering at the Indian Institute of Technology, and his Doctorate of Philosophy in materials science and engineering from the University of Florida. We believe that Dr. Shrivastava is qualified to serve as a member of our board of directors because of having served in Chief Executive Officer and board of director positions at several medical device start-ups, and leadership positions in research and development, business development, and marketing at BTG, Medtronic, Abbott Vascular, and Edwards Life Sciences.

Matthew M. Jenusaitis has served as a member of our board of directors since September 2019. He has over 30 years of health care experience with an emphasis on building and selling companies that develop medical devices to treat vascular diseases. Since March 2015, Mr. Jenusaitis has been the Chief of Staff and Chief of Innovation and Transformation for the UC San Diego Health System. From June 2009 to March 2015, Mr. Jenusaitis was President and CEO of OCTANe Foundation for Innovation, a non-profit focused on the development of innovation in Orange County, CA. Over the course of his career, Mr. Jenusaitis has been on the board of directors of Pulsar Vascular (2008-2017), which was sold to Johnson and Johnson, Creagh Medical (2008-2015), which was sold to SurModics, and Precision Wire Components (2009-2014), which was sold to Creganna Medical. Mr. Jenusaitis was also a Senior Vice President at ev3 (April 2006 to July 2008), which was sold to Covidian and later purchased by Medtronics. In addition, Mr. Jenusaitis was the President of the Peripheral Division at Boston Scientific (July 2003 to August 2005) and was an Executive in Residence at Warburg Pincus (September 2005 to March 2006). Mr. Jenusaitis has an MBA from the University of California, Irvine, a Masters Degree in Biomedical Engineering from Arizona State University, and a Bachelors Degree in Chemical Engineering from Cornell University. We believe that Mr. Jenusaitis is qualified to serve as a member of our board of directors because of over 30 years of health care experience with an emphasis on building and selling companies that develop medical devices to treat vascular diseases and his prior board experiences.

Robert C. Gray has served as a member of our board of directors since September 2019. He had a 20-year career at Highmark, Inc., one of America’s largest health insurance organizations, which serves over 20 million subscribers, and includes Highmark Blue Cross Blue Shield Pennsylvania, Highmark Blue Cross Blue Shield Delaware, and Highmark Blue Cross Blue Shield West Virginia, which he retired from in 2008. While at Highmark, Mr. Gray helped increase revenues to $12.3 billion from $6.9 billion, and helped generate an operating gain of $375 million from an operating loss of $91 million. In addition to being the board chairman, Chief Executive Officer, and President of several of Highmark’s subsidiaries and affiliated companies, Mr. Gray was the Chief Financial Officer of Highmark’s parent company and was the primary contact to Highmark’s board of directors for Highmark’s audit, investment and compensation (incentive plans) committees. His many responsibilities at Highmark included rate setting and reimbursement negotiations. Following Highmark, Mr. Gray co-founded U.S. Holdings LLC (U.S. Implants LLC.), a national distributor of orthopedic implants, and has served as Vice President since 2009. Since 2011, Mr. Gray has also been self-employed as a strategy and financial consultant. Mr. Gray engaged in Postgraduate Studies at the University of North Carolina–Chapel Hill and has an undergraduate degree from Bucknell University. We believe that Mr. Gray is qualified to serve as a member of our board of directors because of his financial and medical reimbursement expertise having served as the Chief Financial Officer at Highmark, Inc., one of America’s largest health insurance organization.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2019 other than as follows:

Matthew M. Jenusaitis failed to file a Form 3 reporting his security holdings prior to becoming a director in September 2019 and failed to file a Form 4 reporting the grant pursuant to Rule 16b-3(d) of (i) an option to purchase 60,000 shares of the Company’s common stock which vests quarterly in equal amounts over a three year period with an exercise price of $2.00 per share and (ii) $75,000 of restricted stock units which vests annually in equal amounts over a three year period.

Board Composition

Our business and affairs are organized under the direction of our board of directors, which currently consists of five members. Our directors hold office until the earlier of their death, incapacity, removal or resignation, or until their successors have been elected and qualified. Our board of directors does not have a formal policy on whether the roles of a Chief Executive Officer and Chairman of our board of directors should be separate. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis. Our bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors.

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

Our amended and restated certificate of incorporation divides our board of directors into three classes, with staggered three-year terms, as follows:

Class I Directors (serving until the 2021 Annual Meeting of Stockholders, or until their earlier death, disability, resignation or removal):

Dr. Francis Duhay* and Dr. Sanjay Shrivastava*

Class II Directors (serving until the 2022 Annual Meeting of Stockholders, or until their earlier death, disability, resignation or removal):

Matthew M. Jenusaitis*, Robert A. Berman

Class III Director (serving until the 2020 Annual Meeting of Stockholders, or until his earlier death, disability, resignation or removal):

Robert C. Gray*

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

Our board of directors has reviewed the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of Dr. Duhay, Mr. Gray, Mr. Jenusaitis and Dr. Shrivastava is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Marketplace Rules. Our board of directors also determined that Mr. Gray, Mr. Jenusaitis and Dr. Shrivastava will serve on our audit committee, Mr. Gray and Mr. Jenusaitis and Dr. Shrivastava will serve on our compensation committee, and Dr. Duhay, Mr. Jenusaitis and Dr. Shrivastava will serve on our nominating and corporate governance committee, and that each of the committees satisfy the independence standards for such committees established by the SEC and the Nasdaq Marketplace Rules, as applicable. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Meetings of the Board and Stockholders

Our board of directors met in person and telephonically five times during 2019 and also acted by unanimous written consent. There were four Audit Committee meetings, one Compensation meeting and one Nominating and Corporate Governance meeting held in 2019. Our board of directors had 100% attendance for the Annual Meeting that was held on December 6, 2019. It is our policy that all directors must attend all stockholder meetings, barring extenuating circumstances.

Board Committees

Our board of directors has established three standing committees—audit, compensation, and nominating and corporate governance—each of which operates under a charter that has been approved by our board of directors. Copies of each committee’s charter are posted on the Investors section of our website, which is located at www.hancockjaffe.com. Each committee has the composition and responsibilities described below. Our board of directors may from time to time establish other committees.

Audit Committee

Our audit committee consists of Mr. Gray, who is the chair of the committee, Mr. Jenusaitis and Dr. Shrivastava. Our board of directors has determined that each of the members of our audit committee satisfies the Nasdaq Marketplace Rules and SEC independence requirements. The functions of this committee include, among other things:

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

Our board of directors has determined that Mr. Gray qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

Compensation Committee

Our compensation committee consists of Dr. Shrivastava, who is the chair of the committee, Mr. Gray and Mr. Jenusaitis. Our board of directors has determined that each of the members of our compensation committee is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Dr. Duhay, who is the chair of the committee, Mr. Jenusaitis and Dr. Shrivastava. Our board of directors has determined that each of the members of this committee satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:

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

Board Leadership Structure

Our board of directors is free to select the Chairman of the board of directors and a Chief Executive Officer in a manner that it considers to be in the best interests of our company at the time of selection. Currently, Robert A. Berman serves as our Chief Executive Officer. The office of the Chairman of the board of directors remains vacant since the voluntary resignation of Mr. Yury Zhivilo in May 2019. We currently believe that this leadership structure is in our best interests and strikes an appropriate balance between our Chief Executive Officer’s responsibility for the day-to-day management of our company and the Chairman of the board of directors’ responsibility to provide oversight, including setting the board of directors’ meeting agendas and presiding at executive sessions of the independent directors. Additionally, four of our five members of our board of directors have been deemed to be “independent” by the board of directors, which we believe provides sufficient independent oversight of our management. Our board of directors has not designated a lead independent director.

Our board of directors, as a whole and also at the committee level, plays an active role overseeing the overall management of our risks. Our Audit Committee reviews risks related to financial and operational items with our management and our independent registered public accounting firm. Our board of directors is in regular contact with our Chief Executive Officer, who reports directly to our board of directors and who supervises day-to-day risk management.

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

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2019 and 2018. Individuals we refer to as our “named executive officers” include our current Chief Executive Officer and both of our previous Co-Chief Executive Officers, our current and previous Chief Financial Officer and our two other most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2019.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Robert A. Berman	2019	400,000							15,285	(12)	415,285
Chief Executive Officer	2018	293,308	(1)		507,697	(8)			7,692	(13)	808,697
Benedict Broennimann, M.D. Former Co-Chief Executive Officer (2)	2018	120,000	(2)	-			-	-	120,000	(2)	240,000
Steven A. Cantor Former Co-Chief Executive Officer (3)	2018	71,539	(3)		-		-	-	4,892	(14)	76,431
Robert A. Rankin	2019	250,000							44,195	(15)	294,195
Chief Financial Officer, Secretary and Treasurer	2018	110,577	(4)		165,000	(9)			17,297	(16)	292,874
William R. Abbott Former Chief Financial Officer (5)	2018	173,077	(5)						150,991	(17)	324,068
Marc H. Glickman, M.D.	2019	322,115	(6)		49,095	(10)			50,814	(18)	422,024
Chief Medical Officer and Senior Vice President	2018	300,000		-	-		-	-	62,640	(19)	362,640
Chris Sarner Former Vice President Regulatory Affairs and Quality Assurance (7)	2019	212,885	(7)		87,000	(11)			47,457	(20)	347,342

(1)	Beginning March 30, 2018, Mr. Berman’s annual base salary rate under his employment agreement was $400,000. Amounts in this column for Mr. Berman reflect his base salary earned for 2018.

(2)	Dr. Broennimann served as our Co-Chief Executive Officer from August 2017 to April 2018. Dr. Broennimann’s annual base salary rate under his employment agreement was $360,000. On May 1, 2018, Dr. Broennimann entered into a Service Agreement to perform the role of Chief Medical Officer (Out of US) for a fee of $15,000 monthly. Amounts in this column for Dr. Broennimann reflect his base salary earned for 2018 as Co-Chief Executive Officer.

(3)	Mr. Cantor served as our Co-Chief Executive Officer from August 2017 until Mr. Cantor’s employment with the Company was terminated on March 20, 2018. Amounts in this column for Mr. Cantor reflect base salary earned for 2018.

(4)	Beginning July 16, 2018, Mr. Rankin’s annual base salary rate under his employment agreement was $250,000. Amounts in this column for Mr. Rankin reflect his base salary earned for 2018.

(5)	Mr. Abbott’s annual base salary rate under his employment agreement was $300,000. Mr. Abbott’s employment with the Company was terminated on July 20, 2018. Amounts in this column for Mr. Abbott reflect base salary earned for 2018.

(6)	Beginning July 26, 2019, Dr. Glickman’s annual base salary rate under his employment agreement dated July 26, 2019, which superseded his prior employment agreement, was $350,000. Amounts in this column for Dr. Glickman reflect his base salary earned for 2019.

(7)	Beginning January 2, 2019, Ms. Sarner’s annual base salary under her employment agreement was $225,000. Ms. Sarner resigned her employment with the Company effective December 2, 2019. Amounts in this column for Ms. Sarner reflect base salary earned for 2019.

(8)	Represents the grant date fair value of 1,080,207 stock options granted on September 24, 2018 pursuant to the terms of his Employment Agreement dated March 30, 2018, computed in accordance with FASB ASC Topic 718. The options vested 20% on the date of his Employment Agreement and the remaining 80% vests ratably on a monthly basis over the 24 months following the date of his Employment Agreement.

(9)	Represents the grant date fair value of 150,000 stock options granted on July 16, 2018, computed in accordance with FASB ASC Topic 718. 50,000 options vest on the first anniversary of Mr. Rankin’s employment with the Company and the remaining 100,000 vest on a quarterly basis over the following two-year period.

(10)	Represents the grant date fair value of 180,000 stock options granted on July 26, 2019, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three year period. Also included is the fair value of his existing 184,500 options that were repriced from $10.00 per share to $2.00 per share in connection with entering the July 26, 2019 employment agreement.

(11)	Represents the grant date fair value of 150,000 stock options granted on January 7, 2019, computed in accordance with FASB ASC Topic 718. 50,000 options vest on the first anniversary of Ms. Sarner’s employment with the Company and the remaining 100,000 vest on a quarterly basis over the following two-year period.

(12)	Includes company paid healthcare of $1,285 and 401(k) match of $14,000.

(13)	Includes company paid 401(k) match of $7,692.

(14)	Includes company paid healthcare of $4,892.

(15)	Includes company paid healthcare of $31,695 and 401(k) match of $12,500.

(16)	Includes company paid healthcare of $12,490 and 401(k) match of $4,808.

(17)	Includes severance of $126,923 and company paid healthcare of $16,567 and 401(k) match of $7,500.

(18)	Includes company paid healthcare of $36,814 and 401(k) match of $14,000.

(19)	Includes company paid healthcare of $35,043, 401(k) match of $15,000 and relocation expense reimbursement of $12,597.

(20)	Includes company paid healthcare of $37,116 and 401(k) match of $10,341.

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

Robert A. Berman

On March 30, 2018, we entered into an employment agreement with Robert A. Berman, our current Chief Executive Officer and director. Pursuant to the terms of his employment agreement, Mr. Berman’s base salary is $400,000, subject to annual review and adjustment at the discretion of our compensation committee, and he will be eligible for an annual year-end discretionary bonus of up to 50% of his base salary, subject to the achievement of key performance indicators, as determined by our compensation committee. The initial term of Mr. Berman’s employment agreement may be terminated at anytime with or without cause and with or without notice or for good reason thereunder. In connection with his employment, Mr. Berman received an initial equity grant of an option to purchase

1,080,207 options with 216,041 vesting on the date of his Employment Agreement, March 30, 2018, and the remaining 80% vesting ratably on a monthly basis over the following 24 months.

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

Robert A. Rankin

On July 16, 2018, the Company entered into an employment agreement with Mr. Rankin which provides for an annual base salary of $250,000 as well as standard employee insurance and other benefits. Pursuant to this agreement, Mr. Rankin is eligible for annual salary increases at the discretion of our board of directors as well as an annual year-end discretionary bonus of up to 30% of his base salary, subject to the achievement of key performance indicators, as determined by the board and the Chief Executive Officer of the Company in their sole discretion. In connection with his employment, Mr. Rankin received an initial equity grant of an option to purchase 150,000 options with 50,000 options vesting on July 16, 2019 and the remaining 100,000 vesting on a quarterly basis over the following two-year period.

Mr. Rankin’s employment agreement provides for severance payments in the event of termination without Cause or he resigns for Good Reason (as defined in the agreement), equal to three months of base salary for each year that he has been employed by the Company at the time of termination, up to a total of one year of his base salary, provided, that if such termination results from a Change of Control (as defined in the agreement), Mr. Rankin’s severance will not be less than six months of his base salary

Mr. Rankin’s employment with the Company is “at-will” and may be terminated at any time, with or without cause and with or without notice by either Mr. Rankin or the Company.

Marc H. Glickman, M.D.

On July 22, 2016, we entered into an employment agreement with Marc H. Glickman, M.D., our Senior Vice President and Chief Medical Officer (the “Pre-existing Employment Agreement”). Pursuant to the terms of his Pre-existing Employment Agreement, Dr. Glickman’s base salary is $300,000, subject to annual review and adjustment at the discretion of our board of directors, and he will be eligible for an annual year-end discretionary bonus of up to 50% of his base salary, subject to the achievement of key performance indicators, as determined by our board of directors. In connection with his Pre-existing Employment Agreement, Dr. Glickman received an initial equity grant of an option to purchase up to 184,500 shares of our common stock with 20% of the shares vesting immediately and 80% vesting on a monthly basis over 24 months thereafter. The initial term of Dr. Glickman’s Pre-existing Employment Agreement ended on December 31, 2018 and was automatically extended for additional three-year terms.

On July 26, 2019, we entered into an employment agreement with Dr. Glickman (the “New Employment Agreement”) that supersedes the terms of the Pre-existing Employment Agreement. Pursuant to the terms of the New Employment Agreement, Dr. Glickman’s base salary is $350,000 per year, subject to annual review and adjustment at the discretion of the Board. In connection with entering into the New Employment Agreement, Dr. Glickman’s existing one hundred and eighty four thousand five hundred (184,500) options (“Existing Options”) to purchase Company common stock at ten dollars ($10.00) per share until October 1, 2026, were repriced to two dollars ($2.00) per share. Additionally, Dr. Glickman, in connection to the New Employment Agreement, was granted stock options for the right to purchase one hundred and eighty thousand (180,000) common stock at a price equal to two dollars ($2.00) per share exercisable until July 26, 2029, which shall vest quarterly over a three (3) year period.

Pursuant to the terms of the New Employment Agreement, Dr. Glickman is an at-will employee and is entitled to severance in the event of certain terminations of his employment. In the event that Dr. Glickman’s employment is terminated by the Company without Cause (as defined in the New Employment Agreement), other than by reason of Disability (as defined in the New Employment Agreement), or he resigns for Good Reason (as defined in the New Employment Agreement), subject to his timely executing a release of claims in favor of the Company and in addition to certain other accrued benefits, Dr. Glickman is entitled to receive three months of his base salary for each year that he has been employed by the Company at the time of termination, up to a total of one year of his base salary.

Chris Sarner

On November 7, 2018, we entered into an employment agreement with Chris Sarner, our Vice President Regulatory Affairs and Quality Assurance. Pursuant to the terms of her employment agreement, Ms. Sarner’s start date was January 2, 2019 and provides for an annual base salary of $225,000 as well as standard employee insurance and other benefits. Pursuant to this agreement, Ms. Sarner is eligible for annual salary increases at the discretion of our Chief Executive Officer. In connection with her employment, Ms. Sarner received an initial equity grant of an option to purchase 150,000 options with 50,000 options vesting on February 6, 2020 and the remaining 100,000 vesting on a quarterly basis over the following two-year period.

Ms. Sarner’s employment agreement provides for severance payments in the event of termination without Cause or she resigns for Good Reason (as defined in the agreement), equal to three months of base salary for each year that she has been employed by the Company at the time of termination, up to a total of one year of her base salary.

Ms. Sarner’s employment with the Company is “at-will”, and may be terminated at any time, with or without cause and with or without notice by either Ms. Sarner or the Company.

Effective December 2, 2019, Ms. Sarner resigned from the Company.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by our named executive officers as of December 31, 2019.

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Robert A. Berman, Chief Executive Officer	972,186	(1)	108,021	(1)	N/A	$4.99	September 23, 2028
Robert A. Rankin Chief Financial Officer, Secretary and Treasurer	62,500	(2)	87,500	(2)	N/A	$2.98	July 15, 2028
Marc H. Glickman, M.D.	15,000	(3)	165,000	(3)	N/A	$2.00	July 25, 2029
Chief Medical Officer and Senior Vice President	184,500	(3)	-		N/A	$2.00	October 1, 2026

(1)	Options were granted on September 24, 2018, and vested 20% on the date of his Employment Agreement, March 30, 2018, and the remaining 80% vests ratably on a monthly basis over the 24 months following the date of his Employment Agreement.
(2)	Options were granted on July 16, 2018, and 50,000 options vested on the first anniversary of Mr. Rankin’s employment, July 16, 2019, with the Company and the remaining 100,000 vest on a quarterly basis over the following two-year period.
(3)	On July 26, 2019, the Company entered a new employment agreement with Dr. Glickman that superseded the terms of his existing employment agreement. In connection with entering into the new employment agreement, Dr. Glickman’s existing 184,500 options that were granted on October 1, 2016 were repriced from $10.00 to $2.00 per share. Additionally, on July 26, 2019, Dr. Glickman was granted 180,000 options at $2.00 per share vesting quarterly over a three-year period.

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

Share Reserve

We have reserved 4,924,485 shares of our common stock for issuance under the 2016 Plan, plus an annual increase on each anniversary of April 26th equal to 3% of the total issued and outstanding shares of our common stock as of such anniversary (or such lesser number of shares as may be determined by our board of directors), all of which may be granted as incentive stock options under Code Section 422. The shares of common stock issuable under the 2016 Plan will consist of authorized and unissued shares, treasury shares or shares purchased on the open market or otherwise, all as determined by our company from time to time.

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

Limitation of Liability and Indemnification Matters

Our amended and restated certificate of incorporation limits the liability of our directors for monetary damages for breach of their fiduciary duties, except for liability that cannot be eliminated under the DGCL. Consequently, our directors will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for any of the following:

●	any breach of their duty of loyalty to us or our stockholders;
●	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
●	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL; or
●	any transaction from which the director derived an improper personal benefit.

Our amended and restated bylaws also provide that we will indemnify our directors and executive officers and may indemnify our other officers and employees and other agents to the fullest extent permitted by law. Our amended and restated bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity, regardless of whether our amended and restated bylaws would permit indemnification. We have obtained directors’ and officers’ liability insurance.

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

Director Compensation

The Board determines the form and amount of director compensation after its review of recommendations made by the Compensation Committee. A substantial portion of each director’s annual retainer is in the form of equity. Under the Company’s nonemployee director compensation program members of the Board who are not also Company employees (“Non-Employee Directors”) are granted twenty thousand (20,000) options and restricted stock units (“RSUs”) worth up to twenty-five thousand dollars ($25,000) per annum (the “Annual Award”). A Non-Employee Director who is newly appointed to the Board other than in connection with an annual meeting of stockholders will generally receive a grant of sixty-thousand (60,000) options and RSUs worth up to seventy-five thousand dollars ($75,000) upon appointment (an “Initial Award”), which covers their compensation for their first three years of service. The Initial Award and Annual Award to Non-Employee Directors will vest as long as they remain directors in equal annual portions over three years following the date in which the award is granted.

The table below shows the compensation paid to our non-employee directors during 2019 and 2018.

Name		Fees earned or paid in cash	Stock awards ($)		Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation($)	Total ($)
Francis Duhay,	2019	-	-		-		-	-	-	-
M.D.	2018		$57,491	(1)	$33,600	(2)				$91,091
Dr. Sanjay	2019	-	-		-		-	-	-	-
Shrivastava	2018		$57,491	(1)	$33,600	(2)				$91,091
Robert Gray	2019		$75,000	(3)	$7,800	(4)				$82,800
Matthew Jenusaitis	2019		$75,000	(3)	$7,800	(4)				$82,800
Yury Zhivilo	2019	-	-		-		-	-	-	-
Former Chairman of the BOD (5)	2018	-	-		-		-	-	-	-
Marcus Robins,	2019	-	-		-		-	-	-	-
Former Director (6)	2018		$57,491	(1)	$33,600	(2)				$91,091
Robert A. Anderson, Former Director	2018	-	-		$9,960	(7)	-	-	-	$9,960
Robert W. Doyle, Former Director	2018	-	-		$9,960	(7)	-	-		$9,960
Steven Girgenti, Former Director	2018	-	-		$9,000	(7)	-	-	-	$9,000

(1)	Under the Company’s nonemployee director compensation program, Dr. Duhay and Dr. Shrivastava in connection with their appointment to the BOD on October 2, 2018 were each granted 29,183 Restricted Stock units on November 27, 2018, which based on the Company’s closing stock price on the grant date were valued at $1.97 per unit. These units vest in equal annual portions on the 10/2/2019, 10/2/2020 and 10/2/2021.
(2)	Under the Company’s nonemployee director compensation program, Dr. Duhay and Dr. Shrivastava in connection with their appointment to the BOD on October 2, 2018 were each granted 60,000 options to purchase shares of our common stock on November 27, 2018 at an exercise price of $2.57 per share. The options were valued at $.56 per share as of the date of the grant. All of these options vest in equal quarterly portions over a 3 year period starting from October 2, 2018 and valued in accordance with FASB ASC Topic 718.
(3)	Under the Company’s nonemployee director compensation program, Messrs. Gray and Jenusaitis in connection with their appointment to the BOD on September 13, 2019 were each granted 78,125 Restricted Stock units, which based on the Company’s closing stock price on the grant date were valued at $.96 per unit. These units vest in equal annual portions on the 9/13/2020, 9/13/2021 and 9/3/2022.
(4)	Under the Company’s nonemployee director compensation program, Messrs. Gray and Jenusaitis in connection with their appointment to the BOD on September 13, 2019 were each granted 60,000 options to purchase shares of our common stock at an exercise price of $2.00 per share. The options were valued at $.13 per share as of the date of the grant. All of these options vest in equal quarterly portions over a 3 year period starting from September 13, 2019 and valued in accordance with FASB ASC Topic 718.
(5)	On May 23, 2019, Mr. Zhivilo resigned as chairman of the board of directors for the Company.
(6)	In April 2019, Mr. Robins passed away.
(7)	Messrs. Anderson, Doyle and Girgenti resigned as Directors on Oct 1, 2018. Effective upon their resignation, each resigning director received a grant of 10,000 options to purchase shares of our common stock at an exercise price of $2.90, the closing price of our common stock on October 1, 2018. The options were valued at $.50 per share as of the date of the grant. All of these options were vested in full as of the date of grant and valued in accordance with FASB ASC Topic 718. Per the Amended and Restated 2016 Omnibus Incentive Plan, the options that were awarded in prior years to the resigning directors and vested, would have to be exercised within 90 days of their resignation date or be forfeited As part of their resignation agreement, all options granted to the Directors before their resignation date were modified such that they can be exercised by the resigning directors for a 10 year period from their issuance dates. These options are treated as a modification and valued in accordance with FASB ASC Topic 718. The 40,000 options to purchase shares of our common stock issued to each of our former directors Robert Doyle, Robert Anderson, and Steven Girgenti in 2017 at an exercise price of $12.00 per share were valued at $.10 per share as of the date of the modification. The 3,000 options to purchase shares of our common stock issued to each of our former directors Robert Doyle and Robert Anderson in 2017 at an exercise price of $7.00 per share were valued at $.32 per share as of the date of the modification.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 1, 2020, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.

Applicable percentage ownership is based on 19,231,857 shares of common stock outstanding as the date of this Form 10-K. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or dispositive power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 2020. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and dispositive power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

	Beneficial Ownership
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage
5% Stockholders
Biodyne Holding, S.A.(2)	3,837,043	21.0%
Named Executive Officers and Directors
Robert A. Berman (3)	1,062,582	5.2%
Marc Glickman, M.D.(3)	229,500	1.2%
Robert Rankin (3)	87,500	*
Francis Duhay, M.D. (3)	39,728	*
Dr. Sanjay Shrivastava (3	30,000	*
Robert Gray(3)	10,750	*
Matthew Jenusaitis (3)	10,000	*
All directors and executive officers as a group (7 persons)	1,470,060	7.1%

* Represents beneficial ownership of less than 1%.

(1)	Except as otherwise noted below, the address for each person or entity listed in the table is c/o Hancock Jaffe Laboratories, Inc., 70 Doppler, Irvine, California 92618.
(2)	Based on Mr. Zhivilo’s public filings. Mr. Zhivilo is the controlling shareholder, President and director of Biodyne Holding, S.A., or Biodyne and was chairman of the board of directors for the Company until his resignation on May 23, 2019. The principal business address of Biodyne is 13 Rue de la Gare, 1100 Morges, Switzerland.
(3)	Includes shares of common stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 1, 2020.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2018 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) one percent of our average total assets at year end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive Compensation.”

Biodyne

On April 26, 2018, the Company and Biodyne agreed to convert the remaining aggregate principal and accrued interests of the loan into shares of our common stock at a conversion price of $4.30 per share. We issued to Biodyne 120,405 shares of common stock for the conversion of the loan which carried $499,000 in aggregate principal and approximately $18,742 in accrued interests.

As of December 31, 2019, Biodyne owned 3,837,043 shares of our common stock, representing an ownership interest of approximately 21.0%. Yury Zhivilo, who resigned as chairman of our board of directors on May 23, 2019, is the majority shareholder of Biodyne.

Indemnification of Officers and Directors

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the DGCL. Further, we intend to enter into indemnification agreements with each of our directors and officers, and we intend to purchase a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances. For further information, see “Executive Compensation—Limitations of Liability and Indemnification Matters.”

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

Audit Fees. The aggregate fees billed by Marcum LLP (“Marcum”) for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2019 and 2018 totaled $101,350 and $103,195, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. The aggregate fees billed by Marcum for audit-related fees for the years ended December 31, 2019 and 2018 were $74,057 and $184,432, respectively. The fees were provided in consideration of services consisting of review and update procedures associated with registration statements and other SEC filings.

Tax Fees. The aggregate fees billed by Berman, Romeri & Associates, LLP for professional services rendered for tax compliance for the years ended December 31, 2019 and 2018 were $4,000 and $4,000, respectively. The fees were provided in consideration of services consisting of preparation of tax returns and related tax advice.

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 6, 2018).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 6, 2018).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-220372) filed on September 7, 2017).
4.2	Form of Series A Preferred Stock Placement Agents’ Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
4.3	Form of Series B Preferred Stock Placement Agents’ Warrant (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
4.4	Form of Common Stock Purchase Warrant (issued in connection with the 2017 Notes) (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
4.5	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on January 26, 2018).
4.6	Form of Warrant to Purchase Shares of Common Stock (issued to Mr. Cantor) (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
4.7	Form of Amended and Restated Common Stock Purchase Warrant (issued in connection with the 2017 Notes) (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on January 26, 2018).
4.8	Form of Common Stock Purchase Warrant (issued in connection with the 2018 Notes) (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on January 26, 2018).
4.9	Form of Second Amended and Restated Common Stock Purchase Warrant (issued in connection with the 2017 Notes) (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
4.10	Form of Amended and Restated Common Stock Purchase Warrant (issued in connection with the 2018 Notes) (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
4.11	Form of Warrant Agreement (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 14, 2018).
4.12	Amendment to Warrant to Purchase Shares (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
4.13	Form of Warrant Certificate (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 14, 2018).
4.14	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2020).
10.1	Employment Agreement, dated as of August 30, 2016, by and between the Registrant and Benedict Broennimann, M.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-220372) filed on September 7, 2017).
10.2	Employment Agreement, dated as of July 22, 2016, by and between the Registrant and William R. Abbott (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-220372) filed on September 7, 2017).
10.3	Employment Agreement, dated as of July 22, 2016, by and between the Registrant and Marc Glickman, M.D. (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-220372) filed on September 7, 2017).
10.4	Employment Agreement, dated as of July 22, 2016, by and between the Registrant and Susan Montoya (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-220372) filed on September 7, 2017).
10.5	Employment Agreement, dated as of July 1, 2016, by and between the Registrant and Steven Cantor (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (No. 333-220372) filed on September 7, 2017).
10.6	Asset Purchase Agreement, dated as of March 18, 2016, by and between LeMaitre Vascular, Inc. and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on November 6, 2017).

10.7	Loan Agreement, dated as of June 30, 2015, by and between Biodyne Holding S.A. and the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on November 6, 2017).
10.8	First Amendment to Loan Agreement, dated as of April 1, 2016, by and between Biodyne Holding S.A. and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (No. 333-220372) filed on September 7, 2017).
10.9	Second Amendment to Loan Agreement, dated as of October 18, 2016, by and between Biodyne Holding S.A. and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 333-220372) filed on September 7, 2017).
10.10	Third Amendment to Loan Agreement, dated as of December 9, 2016, by and between Biodyne Holding S.A. and the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (No. 333-220372) filed on September 7, 2017).
10.11	Fourth Amendment to Loan Agreement, dated as of March 27, 2017, by and between Biodyne Holding S.A. and the Registrant (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on November 6, 2017).
10.12	Fifth Amendment to Loan Agreement, dated as of June 26, 2017, by and between Biodyne Holding S.A. and the Registrant (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on November 6, 2017).
10.13	First Amendment to Employment Agreement, dated as of June 1, 2017, by and between the Registrant and William Abbott (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on November 6, 2017).
10.14	First Amendment to Employment Agreement, dated as of December 1, 2016, by and between the Registrant and Steven Cantor (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (No. 333-220372) filed on September 7, 2017).
10.15	Second Amendment to Employment Agreement, dated as of June 12, 2017, by and between the Registrant and Steven Cantor (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on November 6, 2017).
10.16	Securities Purchase Agreement dated as of June 15, 2017, by and among the Registrant and each purchaser identified on the signature pages thereto (2017 Note) (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on November 6, 2017).
10.17	Promissory Note, dated June 15, 2017, by and between the Registrant and Hancock Jaffe Laboratories Aesthetic, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on November 6, 2017).
10.18	Promissory Note, dated August 22, 2017, by and between the Registrant and Hancock Jaffe Laboratories Aesthetic, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on November 6, 2017).
10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
10.20	Form of Convertible Note (2017 Note) (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
10.21	Form of Subscription Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
10.22	Amendment to Securities Purchase Agreement, dated December 29, 2017, by and among the Registrant and the holders signatory thereto (2017 Note) (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on January 26, 2018).
10.23	Form of Amended and Restated Convertible Note (2017 Note) (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on January 26, 2018).
10.24	Form of Securities Purchase Agreement, by and between the Registrant and the holders signatory thereto (2018 Note) (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on January 26, 2018).
10.25	Form of Convertible Note (2018 Note) (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on January 26, 2018).
10.26	Form of Promissory Note (December Note) (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on January 26, 2018).
10.27	Second Amendment to Securities Purchase Agreement, dated February 28, 2018, by and among the Registrant and holders signatory thereto (2017 Note) (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
10.28	Form of Second Amended and Restated Convertible Note (2017 Note) (incorporated by reference to Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
10.29	Amendment to Securities Purchase Agreement, dated February 28, 2018, by and among the Registrant and the holders signatory thereto (2018 Note) (incorporated by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
10.30	Form of Amended and Restated Convertible Note (2018 Note) (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).

10.31	First Amendment to Employment Agreement, dated as of April 2, 2018, by and between the Registrant and Benedict Broennimann, M.D. (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
10.32	Employment Agreement, dated as of March 30, 2018, by and between the Registrant and Robert A. Berman. (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
10.33	Sixth Amendment to Loan Agreement, dated as of January 11, 2018, by and between Biodyne Holding S.A. and the Registrant (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
10.34	Seventh Amendment to Loan Agreement, dated as of March 30, 2018, by and between Biodyne Holding S.A. and the Registrant (incorporated by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
10.35	Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.50 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 14, 2018).
10.36	Second Amendment to Promissory Note , dated April 26, 2018, by and between the Registrant and Leman Cardiovascular S.A. (Leman Note) (incorporated by reference to Exhibit 10.51 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 14, 2018).
10.37	Letter Agreement between the Registrant and Benedict Broennimann, M.D. (incorporated by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 14, 2018).
10.38	Form of Promissory Note, original issue discount(May Bridge Note) (incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 22, 2018).
10.39	Form of Promissory Note, original issue discount and interest (May Bridge Note) (incorporated by reference to Exhibit 10.54 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 22, 2018).
10.40	Form of Promissory Note, secured (May Bridge Note) (incorporated by reference to Exhibit 10.55 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 22, 2018).
10.41	Form of Share Issuance Agreement (May Bridge Note) (incorporated by reference to Exhibit 10.56 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 22, 2018).
10.42	Employment Agreement, dated as of July 16, 2018, by and between Hancock Jaffe Laboratories, Inc. and Robert Rankin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2018).
10.43	Form of Resignation Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2018).
10.44	Form of Stock Option Grant under Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.45	Form of Restricted Stock Unit under Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.46	Share Purchase Agreement, dated as March 12, 2019, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.47	Form of Placement Agency Agreement, between the Company and the placement agent signatory thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form S-1 filed on June 7, 2019).
10.48	Employment Agreement, dated as of July 26, 2019, by and between Hancock Jaffe Laboratories, Inc. and Marc Glickman, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2019).
10.49	Form of Securities Purchase Agreement dated as of February 25, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2020).
23.1*	Consent of Marcum LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act. *
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished and not filed herewith.

ITEM 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2020	HANCOCK JAFFE LABORATORIES, INC.

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert Rankin
Robert Rankin
Chief Financial Officer
(Principal Financing and Accounting Officer)

HANCOCK JAFFE LABORATORIES, INC.

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Hancock Jaffe Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hancock Jaffe Laboratories (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY
March 18, 2020

HANCOCK JAFFE LABORATORIES, INC.

BALANCE SHEETS

	December 31,
	2019	2018

Assets
Current Assets:
Cash and cash equivalents	$1,307,231	$2,740,645
Accounts receivable	-	32,022
Prepaid expenses and other current assets	116,647	64,306
Total Current Assets	1,423,878	2,836,973
Property and equipment, net	344,027	26,153
Restricted cash	810,055	-
Operating lease right-of-use assets, net	826,397	-
Intangible assets, net	-	666,467
Security deposits and other assets	29,843	29,843
Total Assets	$3,434,200	$3,559,436

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,221,189	$1,077,122
Accrued expenses and other current liabilities	333,438	412,871
Deferred revenue - related party	33,000	33,000
Current portion of operating lease liabilities	288,685	-
Total Current Liabilities	1,876,312	1,522,993
Long-term operating lease liabilities	567,948	-
Total Liabilities	2,444,260	1,522,993

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 50,000,000 shares authorized, 17,931,857 and 11,722,647 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	179	117
Additional paid-in capital	57,177,686	50,598,854
Accumulated deficit	(56,187,925)	(48,562,528)
Total Stockholders’ Equity	989,940	2,036,443
Total Liabilities and Stockholders’ Equity	$3,434,200	$3,559,436

The accompanying notes are an integral part of these financial statements.

HANCOCK JAFFE LABORATORIES, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2019	2018

Revenues:
Royalty income	$31,243	$116,152
Contract research - related party	-	70,400
Total Revenues	31,243	186,552

Selling, general and administrative expenses	4,911,613	6,482,953
Research and development expenses	2,206,120	1,238,749
Loss on impairment of intangible asset	588,822	319,635
Loss from Operations	(7,675,312)	(7,854,785)

Other (Income) Expense:
Amortization of debt discount	-	6,562,736
Gain on extinguishment of convertible notes payable	-	(1,481,317)
Interest (income) expense, net	(49,915)	298,161
Change in fair value of derivative liabilities	-	(191,656)
Total Other (Income) Expense	(49,915)	5,187,924

Net Loss	(7,625,397)	(13,042,709)
Deemed dividend to preferred stockholders	-	(3,310,001)
Net Loss Attributable to Common Stockholders	$(7,625,397)	$(16,352,710)

Net Loss Per Basic and Diluted Common Share:	$(0.48)	$(1.75)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	15,760,444	9,362,474

The accompanying notes are an integral part of these financial statements.

HANCOCK JAFFE LABORATORIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at January 1, 2018	6,133,678	61	24,389,307	(35,519,819)	(11,130,451)
Common stock issued in initial public offering [1]	1,725,000	17	6,082,427	-	6,082,444
Derivative liabilities reclassified to equity	-	-	3,594,002	-	3,594,002
Redeemable convertible preferred stock converted to common stock	1,743,231	18	5,170,737	-	5,170,755
Common stock issued in connection with May Bridge Notes	55,000	1	228,965	-	228,966
Common stock issued in satisfaction of Advisory Board fees payable	30,000	-	90,000	-	90,000
Common stock issued upon conversion of convertible debt and interest	1,650,537	17	8,252,669	-	8,252,686
Common stock issued upon conversion of related party convertible debt and interest	120,405	1	517,741	-	517,742
Common stock issued upon exchange of related party notes payable and interest	35,012	-	150,553	-	150,553
Common stock issued in satisfaction of deferred salary	44,444	-	200,000	-	200,000
Stock-based compensation:
Amortization of stock options	-	-	864,625	-	864,625
Common stock issued to consultants	185,340	2	878,828	-	878,830
Warrants granted to consultants	-	-	179,000	-	179,000
Net loss	-	-	-	(13,042,709)	(13,042,709)
Balance at December 31, 2018	11,722,647	$117	$50,598,854	$(48,562,528)	$2,036,443

[1] net of offering costs of $2,542,555.

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	11,722,647	$117	$50,598,854	$(48,562,528)	$2,036,443
Common stock issued in private placement offering [2]	2,347,997	24	2,317,252	-	2,317,276
Common stock issued in public offering [3]	3,615,622	36	3,319,620	-	3,319,656
Stock-based compensation:
Amortization of stock options and restricted stock units [4]	9,728	-	492,084	-	492,084
Common stock issued to consultants/settlement, net [5]	235,863	2	419,377	-	419,379
Warrants granted to consultants/settlement	-	-	30,499	-	30,499
Net loss	-	-	-	(7,625,397)	(7,625,397)
Balance at December 31, 2019	17,931,857	$179	$57,177,686	$(56,187,925)	$989,940

[2] net of offering costs of $386,724.

[3] net of offering costs of $549,060.

[4] stock issued for vested restricted stock units.

[5] net of forfeiture of 6,137 shares.

The accompanying notes are an integral part of these financial statements.

HANCOCK JAFFE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(7,625,397)	$(13,042,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	6,562,736
Gain on extinguishment of convertible notes payable	-	(1,481,317)
Stock-based compensation	941,962	1,922,455
Depreciation and amortization	123,660	133,419
Amortization of right-of-use assets	273,005	-
Change in fair value of derivatives	-	(191,656)
Loss on impairment	588,822	319,635
Changes in operating assets and liabilities:
Accounts receivable	32,022	3,159
Prepaid expenses and other current assets	(52,341)	(6,762)
Security deposit and other assets	-	700
Accounts payable	144,067	(294,122)
Accrued expenses	(56,960)	(210,976)
Deferred revenues	-	(70,400)
Payments on lease liabilities	(265,240)	-
Total adjustments	1,728,997	6,686,871
Net Cash Used in Operating Activities	(5,896,400)	(6,355,838)

Cash Flows from Investing Activities
Purchase of property and equipment	(363,891)	(12,422)
Net Cash Used in Investing Activities	(363,891)	(12,422)

Cash Flows from Financing Activities
Proceeds from private placement, net [1]	2,317,276	-
Proceeds from public offering, net [2]	3,319,656	-
Proceeds from initial public offering, net [3]	-	7,657,427
Initial public offering costs paid in cash	-	(706,596)
Repayments of notes payable	-	(1,125,000)
Repayments of notes payable - related party	-	(120,864)
Proceeds from issuance of notes payable, net	-	722,500
Proceeds from issuance of convertible notes, net [4]	-	2,603,750
Net Cash Provided by Financing Activities	5,636,932	9,031,217

Net Increase (Decrease) in Cash, Cash Equivalent, and Restricted Cash	(623,359)	2,662,957
Cash, cash equivalents and restricted cash - Beginning of period	2,740,645	77,688
Cash, cash equivalents and restricted cash - End of period	$2,117,286	$2,740,645

[1] Net of cash offering costs of $386,724.

[2] Net of cash offering costs of $549,060.

[3] Net of cash offering costs of $967,573.

[4] Net of cash offering costs of $293,750.

The accompanying notes are an integral part of these financial statements.

HANCOCK JAFFE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS - continued

	Year Ended
	December 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
Interest paid	$933	$286,551
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities
Conversion of convertible note payable - related party and accrued interest into common stock	$-	$517,742
Exchange of note payable - related party and accrued interest into common stock	$-	$150,553
Fair value of warrants issued in connection with convertible debt included in derivative liabilities	$-	$1,046,763
Embedded conversion option in convertible debt included in derivative liabilities	$-	$1,239,510
Derivative liabilities reclassified to equity	$-	$6,059,823
Conversion of convertible notes payable and accrued interest into common stock	$-	$5,743,391
Conversion of preferred stock into common stock	$-	$5,170,755

The accompanying notes are an integral part of these financial statements.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Business Organization and Nature of Operations

Hancock Jaffe Laboratories, Inc. is a medical device company developing tissue based solutions that are designed to be life sustaining or life enhancing for patients with cardiovascular disease, and peripheral arterial and venous disease. The Company’s products are being developed to address large unmet medical needs by either offering treatments where none currently exist or by substantially increasing the current standards of care. Our two lead products are: the VenoValve®, a porcine based device to be surgically implanted in the deep venous system of the leg to treat a debilitating condition called CVI; and the CoreoGraft®, a bovine based conduit to be used to revascularize the heart during CABG surgeries. Both of our current products are being developed for approval by the FDA. We currently receive tissue for our products from one domestic supplier and one international supplier. Our current business model is to license, sell, or enter into strategic alliances with large medical device companies with respect to our products, either prior to or after FDA approval. Our current senior management team has been affiliated with more than 50 products that have received FDA approval or CE marking. We currently lease a 14,507 sq. ft. manufacturing facility in Irvine, California, where we manufacture products for our clinical trials and which has previously been FDA certified for commercial manufacturing of product.

Each of our product candidates will be required to successfully complete clinical trials and other testing to demonstrate the safety and efficacy of the product candidate before it will be approved by the FDA. The completion of these clinical trials and testing will require a significant amount of capital and the hiring of additional personnel.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 – Going Concern and Management’s Liquidity Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern for the next twelve months from the filing of this Form 10-K. The Company incurred a net loss of $7,625,397 during the year ended December 31, 2019 and had an accumulated deficit of $56,187,925 as of December 31, 2019. Cash used in operating activities was $5,896,400 for the year ended December 31, 2019. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the financial statements.

As of December 31, 2019, the Company had a cash balance of $1,307,231 and working capital deficiency of $452,434.

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 – Significant Accounting Policies

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

The Company holds a 28.0% ownership investment, consisting of founders’ shares acquired at nominal cost, in HJLA. To date, HJLA has recorded cumulative losses. Since the Company’s investment is recorded at $0, the Company has not recorded its proportionate share of HJLA’s losses. If HJLA reports net income in future years, the Company will apply the equity method only after its share of HJLA’s net income equals its share of net losses previously incurred.

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

On June 4, 2018, in connection with the Company’s IPO, all of its previously issued convertible notes were converted and paid in full and the embedded conversion options and warrants no longer qualified as derivatives; accordingly, the derivative liabilities were remeasured to fair value on June 4, 2018 and the fair value of derivative liabilities of $3,594,002 was reclassified to additional paid in capital.

The Company recorded a gain and a loss on the change in fair value of derivative liabilities of $0.0 and $191,656 during the years ended December 31, 2019 and 2018, respectively.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Net Loss per Share

The Company computes basic and diluted loss per share by dividing net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period. Net loss income attributable to common stockholders consists of net loss, adjusted for the convertible preferred stock deemed dividend resulting from the 8% cumulative dividend on the Preferred Stock.

Basic and diluted net loss per common share are the same since the inclusion of common stock issuable pursuant to the exercise of warrants and options, plus the conversion of preferred stock or convertible notes, in the calculation of diluted net loss per common shares would have been anti-dilutive.

The following table summarizes net loss attributable to common stockholders used in the calculation of basic and diluted loss per common share:

	For the Years Ended
	December 31,
	2019	2018
Net loss	$(7,625,397)	$(13,042,709)
Deemed dividend to Series A and B preferred stockholders	-	(3,310,001)
Net loss attributable to common stockholders	$(7,625,397)	$(16,352,710)

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Shares of common stock issuable upon exercise of warrants	4,366,960	3,780,571
Shares of common stock issuable upon exercise of options and restricted stock units	2,687,367	2,883,256
Potentially dilutive common stock equivalents excluded from diluted net loss per share	7,054,327	6,663,827

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Revenue Recognition

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations”, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing” and in May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)”, or ASU 2016-12. This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers which is not yet effective. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017. It has replaced most existing revenue recognition guidance under U.S. GAAP. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. The Company adopted Topic 606 using a modified retrospective approach and was applied prospectively in the Company’s financial statements from January 1, 2018 forward. Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and are evaluated using a five-step model. The adoption of Topic 606 did not have a material impact on the Company’s financial statements, at initial implementation nor will it have a material impact on an ongoing basis.

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

The following table summarizes the Company’s revenue recognized in the accompanying statements of operations:

	For the Years Ended
	December 31,
	2019	2018
Royalty income	31,243	116,152
Contract research - related party	-	70,400
Total Revenues	$31,243	$186,552

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

Information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less is not disclosed. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2019.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, deferred revenue is recorded until the performance obligations are satisfied. The Company had deferred revenue of $33,000 and $33,000 as of December 31, 2019 and 2018, respectively, related to cash received in advance for contract research and development services.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $1,867,286 and $2,490,645 as of December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019, 100% of the Company’s revenues were from royalties earned from the sale of product by LeMaitre. The three-year Post-Acquisition Supply Agreement from which the Company earned royalty from the sale of product by LeMaitre ended on March 18, 2019. During the year ended December 31, 2018, 62% of the Company’s revenues were from royalties earned from the sale of product by LeMaitre and 38% were from contract research revenue related to research and development services performed pursuant to the HJLA Agreement.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through the date the financial statements were issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 14 to the Financial Statements - Subsequent Events.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As a result of the new standard, all of our leases greater than one year in duration will be recognized in our Balance Sheets as both operating lease liabilities and right-of-use assets upon adoption of the standard. We adopted the standard using the prospective approach. Upon adoption on January 1, 2019, we recorded approximately $1.1 million in right-of-use assets and operating lease liabilities in our Balance Sheets.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 – Property and Equipment

As of December 31, 2019 and 2018, property and equipment consist of the following:

	December 31,
	2019	2018
Laboratory equipment	$214,838	$94,905
Furniture and fixtures	93,417	93,417
Computer equipment	50,403	26,830
Leasehold improvements	158,092	158,092
Software	220,384	-
Total property and equipment	737,134	373,244
Less: accumulated depreciation	(393,107)	(347,091)
Property and equipment, net	$344,027	$26,153

Depreciation expense amounted to $46,017 and $10,112 for the years ended December 31, 2019 and 2018, respectively. Depreciation expense is reflected in general and administrative expenses in the accompanying statements of operations.

Note 5 – Right-of-Use Assets and Lease Liabilities

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

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (Topic 842) effective January 1, 2019 using the modified-retrospective method and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of previous conclusions related to contracts containing leases, lease classification and initial direct costs, and therefore the comparative periods presented are not adjusted. In addition, the Company elected to adopt the short-term lease exception and not apply Topic 842 to arrangements with lease terms of 12 months or less. On January 1, 2019, upon adoption of Topic 842, the Company recorded right-of-use assets of $1,099,400, lease liabilities of $1,121,873 and eliminated deferred rent of $22,473. The Company determined the lease liabilities using the Company’s estimated incremental borrowing rate of 8.5% to estimate the present value of the remaining monthly lease payments.

Our operating lease cost is as follows:

For the Year Ended December 31, 2019
Operating lease cost	$341,966

Supplemental cash flow information related to our operating lease is as follows:

For the Year Ended December 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$334,203

Remaining lease term and discount rate for our operating lease is as follows:

December 31, 2019
Remaining lease term	2.7 years
Discount rate	8.5%

Maturity of our lease liabilities by fiscal year for our operating lease is as follows:

Year ended December 31, 2020	344,229
Year ended December 31, 2021	354,561
Year ended December 31, 2022	271,854
Total	$970,644
Less: Imputed interest	(114,011)
Present value of our lease liability	$856,633

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 – Intangible Assets

On May 10, 2013, the Company purchased United States Patent 7,815,677, “lntraparietal Aortic Valve Reinforcement Device and a Reinforced Biological Aortic Valve” from Leman Cardiovascular, S.A, (the “Patent”), which protects the critical design components and function relationships unique to the Company’s BHV. The BHV is a bioprosthetic, pig heart valve designed to function like a native heart valve and early clinical testing has demonstrated that the BHV may be suitable for the pediatric population, as it accommodates for the growth concomitant with the patient. As of December 31, 2019, the Company performed an impairment analysis and determined that since it is focusing its research and development efforts on its VenoValve and CoreoGraft products and unlikely to continue the development of the BHV in the near future, the Company recorded an impairment loss of $588,822, equal to the remaining unamortized value as of December 31, 2019.

As of December 31, 2019 and 2018, the Company’s intangible asset consisted of the following:

	December 31,
	2019	2018
Patent	$-	$1,100,000
Less: accumulated amortization	-	(433,533)
Total	$-	$666,467

Amortization expense charged to operations for the years ended December 31, 2019 and 2018 was $77,643 and $111,893, respectively, and is reflected in general and administrative expense in the accompanying statements of operations.

Note 7 – Accrued Expenses

As of December 31, 2019 and 2018, accrued expenses consist of the following:

	December 31,
	2019	2018
Accrued compensation costs	$151,858	$288,549
Accrued professional fees	141,310	55,300
Deferred rent	-	22,473
Accrued franchise taxes	30,270	26,985
Accrued research and development	-	17,064
Other accrued expenses	10,000	2,500
Accrued expenses	$333,438	$412,871

Included in accrued compensation costs in the table above as of December 31, 2018 is accrued severance expense of $166,154 pursuant to the terms of the employment agreement for the Company’s prior Chief Financial Officer, who was terminated effective July 20, 2018, and whose severance was fully paid in 2019

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8 – Income Taxes

The following summarizes the Company’s income tax provision (benefit):

	For the Years Ended December 31,
	2019	2018
Federal:
Current	$-	$-
Deferred	(1,449,778)	(1,710,997)

State and local:
Current	-	-
Deferred	(483,259)	(570,332)
	(1,933,037)	(2,281,329)
Change in valuation allowance	1,933,037	2,281,329
Income tax provision (benefit)	$-	$-

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective tax rate for the year’s ended December 31, 2019 and 2018 is as follows:

	For the Years Ended December 31,
	2019	2018
Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(7.0)%	(7.0)%
Permanent differences	0.5%	11.4%
True up adjustments	2.1%	(0.9)%
Change in valuation allowance	25.4%	17.5%
Effective income tax rate	0.0%	0.0%

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets at December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$7,329,760	$5,298,599
Research and development credit carryforwards	185,680	185,680
Intangible assets	309,865	152,109
Operating lease liability	239,857	-
Property and equipment	-	30,957
Stock-based compensation	329,136	526,945
Deferred rent	-	6,292
Impairment loss	136,612	136,612
Total gross deferred tax assets	8,530,910	6,337,194
Deferred tax liabilities
Operating lease asset	(231,391)	-
Property and equipment	(29,289)	-
Total net deferred tax assets	8,270,230	6,337,194
Less: valuation allowance	(8,270,230)	(6,337,194)
Total	$-	$-

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset its post-change income taxes may be limited. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s NOL carry forwards are subject to annual limitations due to a greater than 50% ownership change in 2018.

At December 31, 2019 and 2018, the Company had post-ownership change net operating loss carryforwards for federal income tax purposes of approximately $26.1 million and $17.4 million, respectively. Pre-2018 federal NOLs of $12.0 million carryovers may be carried forward for twenty years and begin to expire in 2029. Under the Tax Act, post-2017 federal NOLs in the aggregate of $14.1 million can be carried forward indefinitely and the annual limit of deduction equals 80% of taxable income. However, to the extent the Company utilizes its NOL carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities of the future period tax return in which the attribute is utilized. The Company also has federal research and development tax credit carryforwards of approximately $0.2 million which begin to expire in 2027.

As of December 31, 2019 and 2018, the Company had net operating loss carryforwards for state income tax purposes of approximately $26.1 million and $17.4 million, respectively, which can be carried forward for twenty years and begin to expire in 2029.

The Company files income tax returns in the U.S. federal jurisdiction as well as California and local jurisdictions and is subject to examination by those taxing authorities. The Company’s federal income tax returns for the years beginning in 2016 remain subject to examination. The Company’s state and local income tax returns for the years beginning in 2015 remain subject to examination. No tax audits were initiated during 2019 or 2018.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2019 and 2018. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9 – Commitments and Contingencies

Litigations Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

On September 21, 2018, ATSCO, Inc., filed a complaint with the Superior Court seeking payment of $809,520 plus legal costs for disputed invoices to the Company dated from 2015 to June 30, 2018. The Company had entered into a Services and Material Supply Agreement (“Agreement”), dated March 4, 2016 for ATSCO to supply porcine and bovine tissue. The Company is disputing the amount owed and that the Agreement called for a fixed monthly fee regardless of whether tissue was delivered to the Company. On January 18, 2019, the Orange County Superior Court granted a Right to Attach Order and Order for Issuance of Writ of Attachment in the amount of $810,055. We contend at least $188,000 of the ATSCO claim relates to a wholly separate company, and over $500,000 of the claim is attributable to invoices sent without delivery of any tissue to the Company. The Company also believes it has numerous defenses and rights of setoff including without limitation: that ATSCO had an obligation to mitigate claimed damages, particularly when they were not delivering tissues; $188,000 of the amount that ATSCO is seeking are for invoices to Hancock Jaffe Laboratory Aesthetics, Inc. (in which the Company owns a minority interest of 28.0%) and is not the obligation of the Company; the Company has a right of setoff against any amounts owed to ATSCO for 120,000 shares of the Company’s stock transferred to ATSCO’s principal and owner; the yields of the materials delivered by ATSCO to the Company were inferior; and the Agreement was constructively terminated. On March 26, 2019, ATSCO filed a First Amended Complaint with the Superior Court increasing its claim to $1,606,820 plus incidental damages and interest, on the basis of an alleged additional oral promise not alleged in its original Complaint. The Company recently deposed ATSCO’s sole owner and principal and believes that the merits of its key defenses have been buttressed and supported as a result. While the Company expects and intends to continue a vigorous defense, the Company and ATSCO have recently agreed to proceed with informal settlement discussions. A trial date of July 20, 2020 has been set by the court. The Company recorded the disputed invoices in accounts payable and as of December 31, 2019, the Company believes that it has fully accrued for the outstanding claims against the Company. The Company has entered into new supply relationships with one domestic and one international company to supply porcine and bovine tissues.

On October 8, 2018, Gusrae Kaplan Nusbaum PLLC (“Gusrae”) filed a complaint with the Supreme Court of the State of New York seeking payment of $178,926 plus interest and legal costs for invoices to the Company dated from November 2016 to December 2017. In July 2016, the Company retained Gusrae to represent the Company in connection with certain specific matters. The Company believes that Gusrae has not applied all of the payments made by the Company along with billing irregularities and errors and is disputing the amount owed. The Company recorded the disputed invoices in accounts payable and as of December 31, 2019 and 2018, the Company has fully accrued for the outstanding claim against the Company.

On May 31, 2019, the Company entered into an agreement (“Boxer Settlement Agreement”) with Allen Boxer and Donna Mason (collectively, the “Boxer Parties”) for the purposes of settling a previously disclosed dispute in which the Boxer Parties claimed to be owed fees for introducing the Company to Alexander Capital and Network 1 Securities who assisted the Company for the capital raise of the convertible notes issued in 2017 and 2018, which raised over $5.6 million in gross proceeds. Pursuant to the Boxer Settlement Agreement, the Boxer Parties agreed to a complete release of claims of fees relating to past and future capital raises and the Company agreed to issue 157,000 restricted shares of common stock and a five year warrant to purchase 150,000 shares of common stock that vested immediately with an exercise price of $6.00 per share.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Employment Agreement

Senior Vice President and Chief Medical Officer

On July 22, 2016, the Company entered into an employment agreement with Marc H. Glickman, M.D., the Company’s Senior Vice President and Chief Medical Officer (the “Pre-existing Employment Agreement”). On July 26, 2019, the Company entered an employment agreement with Dr. Glickman (the “New Employment Agreement”) that shall supersede the terms of the Pre-existing Employment Agreement. Pursuant to the terms of the New Employment Agreement, Dr. Glickman’s base salary is $350,000 per year, subject to annual review and adjustment at the discretion of the Board. In connection with entering into the New Employment Agreement, Dr. Glickman’s existing one hundred and eighty four thousand five hundred (184,500) options (“Existing Options”) to purchase Company common stock, $0.00001 par value per share (the “Common Stock”) at ten dollars ($10.00) per share until October 1, 2026, were repriced to two dollars ($2.00) per share. This was accounted for as a modification and the excess fair value of $20,295 was expensed since the options had fully vested. Additionally, Dr. Glickman, in connection to the New Employment Agreement shall be granted stock options (“New Options”) for the right to purchase one hundred and eighty thousand (180,000) Common Stock at a price equal to two dollars ($2.00) per share exercisable until July 26, 2029, which shall vest quarterly over a three (3) year period, and shall be granted in accordance with the Hancock Jaffe 2016 Omnibus Incentive Plan (the “Option Plan”), and shall be subject to such other terms and conditions as are set forth in the Option Plan and the option agreement issued pursuant to the Option Plan. The New Options had a grant date fair value of $28,800. Pursuant to the terms of the New Employment Agreement, Dr. Glickman is an at-will employee and is entitled to severance in the event of certain terminations of his employment. In the event that Dr. Glickman’s employment is terminated by the Company without Cause (as defined in the New Employment Agreement), other than by reason of Disability (as defined in the New Employment Agreement), or he resigns for Good Reason (as defined in the New Employment Agreement), subject to his timely executing a release of claims in favor of the Company and in addition to certain other accrued benefits, Dr. Glickman is entitled to receive three months of his base salary for each year that he has been employed by the Company at the time of termination, up to a total of one year of his base salary.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10 – Common Stock

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

On February 7, 2019, the Company entered into an Agreement (“MZ Agreement”) with MZHCI, LLC, a MZ Group Company (“MZ”) for MZ to provide investor relations advisory services. The MZ Agreement is for a term of twelve (12) months and can be cancelled by either party at the end of six (6) months with thirty (30) days’ notice. MZ will receive compensation of $8,000 per month and eighty-five thousand (85,000) restricted shares that vest quarterly over a year, with a 6 month cliff with an aggregate fair value of $135,150 and recognized $121,079 of stock-based compensation expense related to the vested shares in 2019.

On March 12, 2019, the Company raised $2,704,000 in gross proceeds, with cash offering costs of $386,724 in a private placement offering of its common stock to certain accredited investors (the “Offering”). The Company sold an aggregate of 2,329,615 shares of common stock in the Offering for a purchase price of $1.15 per share pursuant to a share purchase agreement between the Company and each of the investors in the Offering. Our CEO also participated in the Offering purchasing 18,382 shares at a price of $1.36 per share, the final bid price of our common stock as reported on The Nasdaq Capital Market on the date of the Offering.

On April 18, 2019, 6,137 unvested shares were returned to the Company by a consultant as a result of the December 26, 2018 termination of such consultant’s consulting agreement.

On May 31, 2019, the Company issued 157,000 restricted shares of common stock to the Boxer Parties pursuant to the Boxer Settlement Agreement valued at $298,300 or $1.90 per share, the closing price of the Company’s common stock on the date the shares were issued.

On June 14, 2019, the Company completed a public offering of 3,615,622 shares of its common stock at a price to the public of $1.07 per share, for total gross proceeds of $3,868,716 (the “Public Offering”), with cash offering costs of $549,060. The shares were offered pursuant to a registration statement that was declared effective on June 11, 2019.

On November 5, 2019, the Company issued 9,728 restricted shares of common stock to Dr. Francis Duhay, our director for the 9,728 restricted stock units that were granted on November 27, 2018 at a fair value of $19,164 for compensation as our director and that vested on November 5, 2019.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 11 - Warrants

On January 3, 2019, the Company entered into an Agreement (“Alere Agreement”) with Alere Financial Partners, a division of Cova Capital Partners LLC (“Alere”), for Alere to provide capital markets advisory services. The Alere Agreement was on a month to month basis that could be cancelled by either party with thirty (30) days advance notice. The Company paid a monthly fee of $7,500 and issued to Alere five-year warrants to purchase 35,000 shares of the Company’s common stock at an exercise price of $1.59, equal to the closing price of the Company’s common stock on February 7, 2019, the date of approval by the Company’s board of directors (the “Board”). The warrants had a grant date fair value of $14,000 using the Black-Scholes pricing model, with the following assumptions used: stock price of $1.59, risk free interest rate of 2.46%, expected term of 2.8 years, volatility of 34.4% and an annual rate of quarterly dividends of 0%. The warrants vested monthly equally over a 12 month period provided that the Alere Agreement remained in effect. On June 11, 2019, both parties agreed to terminate the Alere Agreement as of June 30, 2019 and the unvested warrants as of June 30, 2019 totaling 17,500 were forfeited with a fair value of $7,000. The net charge to the statement of operations for the year ended 2019 was $7,000.

The placement agent for the Offering on March 12, 2019 received a warrant to purchase such number of shares of the Company’s common stock equal to 8% of the total shares of common stock sold in the Offering or 188,108 shares. Such warrant is exercisable for a period of five years from the date of issuance and has an exercise price of $1.50 per share.

On May 31, 2019, the Company issued a five-year warrant to purchase 150,000 shares of common stock pursuant to the Boxer Settlement Agreement that vested immediately with an exercise price of $6.00 per share to the Boxer Parties.

The warrants had a grant date fair value of $3,000 using the Black-Scholes pricing model, with the following assumptions used: stock price of $1.90, risk free interest rate of 1.93%, expected term of 2.5 years, volatility of 35.1% and an annual rate of quarterly dividends of 0%.

On May 31, 2019, the Company issued a five-year warrant to purchase 50,000 shares of common stock that vested immediately with an exercise price of $2.00 to DFC Advisory Services LLC, D.B.A. Tailwinds Research Group, LLC (“Tailwinds”) to provide digital marketing services. The warrants had a grant date fair value of $20,500 using the Black-Scholes pricing model, with the following assumptions used: stock price of $1.90, risk free interest rate of 1.93%, expected term of 2.5 years, volatility of 35.1% and an annual rate of quarterly dividends of 0%.

The placement agent for the Public Offering on June 14, 2019 received a warrant to purchase such number of shares of the Company’s common stock equal to 5% of the total shares of common stock sold in the Public Offering or 180,781 shares. Such warrant is exercisable for a period from December 8, 2019 through June 11, 2024 and has an exercise price of $1.284 per share.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

A summary of warrant activity during the years ended December 31, 2019 and 2018 is presented below:

	Series A Preferred Stock				Common Stock
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2018	100,570	$5.00			371,216	12.00
Issued					3,292,443	6.09
Exercised
Cancelled	-	-			-	-
Amendment of placement agent warrants [1]	(100,570)	5.00			116,912	4.30
Outstanding, January 1, 2019	-	$-	-	$-	3,780,571	$5.48	4.1	$-
Issued	-	-		-	603,889	2.60
Exercised	-	-		-	-	-
Cancelled	-	-		-	(17,500)	1.59
Outstanding, December 31, 2019	-	$-	-	$-	4,366,960	$5.10	3.3	$-

Exercisable, December 31, 2019	-	$-	-	$-	4,349,460	$5.11	3.3	$-

[1]	In connection with the IPO, placement agent warrants for the purchase of Series A Preferred Stock were amended such that the warrants became exercisable for the number of common stock that would have been issued upon the exercise of the Series A warrant and subsequent conversion to common stock upon the consummation of the IPO. The exercise price was amended to the price equal to the total proceeds that would have been required upon the exercise of the original warrant, divided by the amended number of warrant shares.
The amendment was accounted for as a modification of a stock award. The Company determined that there was no incremental increase in the fair value for the amendment of the award and accordingly there was no charge to the statement of operations for the years ended December 31, 2018.

A summary of outstanding and exercisable warrants as of December 31, 2019 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$12.00	Common Stock	183,969	3.5	183,969
$6.25	Common Stock	75,000	3.4	75,000
$6.00	Common Stock	1,875,000	3.5	1,875,000
$4.99	Common Stock	100,000	3.5	100,000
$4.62	Common Stock	138,392	2.9	138,392
$4.30	Common Stock	116,912	1.1	116,912
$4.20	Common Stock	1,441,298	2.8	1,441,298
$2.00	Common Stock	50,000	4.4	50,000
$1.59	Common Stock	17,500	4.0	-
$1.50	Common Stock	188,108	4.2	188,108
$1.28	Common Stock	180,781	4.4	180,781
		4,366,960		4,349,460

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12 – Stock Based Compensation

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

Stock Options

On February 7, 2019, in connection with her Employment Agreement, the Board approved the grant in accordance with the Hancock Jaffe 2016 Omnibus Incentive Plan (the “Option Plan”) of 150,000 non-qualified stock options for the purchase shares of the Company’s common stock at an exercise price of $1.59 to H. Chris Sarner, our Vice President Regulatory Affairs and Quality Assurances. The exercise price was equal to the closing price of our common stock on the date that the Board approved the option grant. The options have a ten-year term and 50,000 of the options will vest on the first anniversary of Ms. Sarner’s employment with the Company, and the remaining 100,000 options will vest on a quarterly basis over the following two-year period. The options had grant date fair value of $0.58 per share for an aggregate grant date fair value of $87,000, using the Black Scholes method with the following assumptions used: stock price of $1.59, risk-free interest rate of 2.47%, volatility of 36.3%, annual rate of quarterly dividends of 0%, and a contractual term of 5.3 years. Ms. Sarner resigned her employment with the Company effective December 2, 2019 prior to any options vesting.

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

On July 3, 2019, the Company granted in accordance with the Option Plan non-qualified stock options for the purchase of an aggregate of 60,000 shares of common stock at an exercise price of $2.00 to three key employees: Araceli Palacios, Maria Ruiz and Lydia Sepulveda. The options have a ten-year term and vest quarterly over three years. The options had grant date value of $0.15 per share for an aggregate grant date value of $9,000, using the Black Scholes method with the following assumptions used: stock price of $1.02, risk-free interest rate of 1.76%, volatility of 35.9%, annual rate of quarterly dividends of 0%, and a contractual term of 5.3 years.

On July 22, 2016, the Company entered into an employment agreement with Marc H. Glickman, M.D., the Company’s Senior Vice President and Chief Medical Officer (the “Pre-existing Employment Agreement”). On July 26, 2019, the Company entered an employment agreement with Dr. Glickman (the “New Employment Agreement”) that superseded the terms of the Pre-existing Employment Agreement. In connection with entering into the New Employment Agreement, Dr. Glickman’s existing 184,500 options (“Existing Options”) to purchase Company common stock at $10.00 per share until October 1, 2026 that were granted in connection with his Pre-existing Employment Agreement, were repriced to $2.00 per share. The Existing Options had the repriced date fair value of $0.11 per share for an aggregate grant date fair value of $20,295 using the Black Scholes method with the following assumptions used: stock price of $1.05, risk-free interest rate of 1.84%, volatility of 36.7%, annual rate of quarterly dividends of 0%, and a contractual term of 3.6 years. The repricing of his Existing Options was accounted for as a modification and the excess fair value of $20,295 was expensed since the options had fully vested Additionally, Dr. Glickman, in connection to the New Employment Agreement was granted in accordance with the Option Plan stock options (“New Options”) to purchase 180,000 common stock at a price equal to $2.00 per share exercisable until July 26, 2029, which vest quarterly over a three (3) year period. The New Options had a grant date fair value of $0.16 per share for an aggregate grant date fair value of $28,800, using the Black Scholes method with the following assumptions used: stock price of $1.05, risk-free interest rate of 1.86%, volatility of 35.7%, annual rate of quarterly dividends of 0%, and a contractual term of 5.3 years.

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

A summary of the option activity during the years ended December 31, 2019 and 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2018	1,422,000	$10.16
Granted	1,520,207	4.46
Forfeited	(146,500)	10.00
Outstanding, December 31, 2018	2,795,707	$7.07	9.0	$-
Granted	715,000	1.88
Forfeited	(1,018,500)	8.42
Outstanding, December 31, 2019	2,492,207	$4.44	8.6	$-

Exercisable, December 31, 2019	1,702,520	$5.28	8.5	$-

A summary of outstanding and exercisable options and Restricted Stock units as of December 31, 2019 is presented below:

Options Outstanding			Options Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$12.00	Common Stock	120,000	7.7	120,000
$10.00	Common Stock	146,500	6.8	146,500
$7.00	Common Stock	6,000	7.9	6,000
$4.99	Common Stock	1,080,207	8.7	972,186
$4.93	Common Stock	80,000	8.5	60,000
$2.98	Common Stock	150,000	8.5	62,500
$2.90	Common Stock	30,000	8.9	30,000
$2.57	Common Stock	130,000	8.9	50,000
$2.00	Common Stock	699,500	8.9	222,834
$1.59	Common Stock	30,000	9.1	25,000
$1.38	Common Stock	20,000	9.2	7,500
	Total	2,492,207		1,702,520

The Company recognized stock-based compensation related to stock options and restricted stock units of $492,084 and $864,626 during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was $517,806 of unrecognized stock-based compensation expense related to outstanding stock options and restricted stock units that will be recognized over the weighted average remaining vesting period of 1.8 years.

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

On September 13, 2019, under the Company’s nonemployee director compensation program, Robert Gray and Matthew Jenusaitis in connection with their appointment to the Board were each granted 78,125 restricted stock units in accordance with the Option Plan, which based on the Company’s closing stock price on the grant date were valued at $0.96 per unit for an aggregate grant date value of $150,000. These units vest in equal annual portions on the September 13, 2020, September 13, 2021 and September 13, 2022.

Restricted Stock Units Exercisable
Grant Date	Exercisable Into	Outstanding Number of Units	Weighted Average Remaining Life In Years
11/27/2018	Common Stock	38,910	1.8
9/13/2019	Common Stock	156,250	2.7
	Total	195,160

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13 – Related Party Transactions

Contract & Research Revenue – Related Party

During the years ended December 31, 2019 and 2018, the Company recognized $0.0 and $70,400, respectively of revenue for contract research services provided pursuant to a Development and Manufacturing Agreement with HJLA dated April 1, 2016.

Note 14 – Subsequent Events

On February 25, 2020, the Company raised $650,000 in gross proceeds through a private placement bridge offering of its common stock and warrants to purchase its common stock to certain accredited investors (the “Bridge Offering”). The Company sold an aggregate of 1,300,000 shares of common stock and warrants to purchase 1,300,000 shares of common stock at an exercise price per share equal to $0.79 in the Bridge Offering pursuant to a securities purchase agreement between the Company and each of the investors in the Bridge Offering. The Company engaged Spartan Capital Securities, LLC, a FINRA-member as the exclusive placement agent for the Bridge Offering and to pay a fee in cash equal to 10% of the aggregate gross proceeds of the Bridge Offering and a warrant to purchase 82,279 shares of the Company’s common stock containing substantially the same terms as the warrant issued to investors in the Bridge Offering.

