Form 10-Q
period 2020-03-31
Hancock Jaffe Laboratories, Inc.
filed 2020-06-08
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(949) 261-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class: Common Stock, $0.00001 par value Warrant to Purchase Commons Stock	Name of Each Exchange on Which Registered: The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC	Ticker Symbol HJLI HJLW

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

Yes [  ] No [X]

As of June 5, 2020, there were 23,949,333 shares of common stock outstanding.

HANCOCK JAFFE LABORATORIES, INC.

Explanatory Note

The Company is filing this Quarterly Report on Form 10-Q (the “10-Q”) on a delayed basis in accordance with the order (the “Order”) promulgated by the Securities and Exchange Commission on March 25, 2020 in Release No. 34-88465 relating to the Securities and Exchange Act of 1934, as amended. The Company was unable to file the Form 10-Q in a timely manner because the Company is currently experiencing a significant impact from COVID-19 outbreak in the United States. Specifically, the Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees for the past several weeks, including having employees work remotely, and, as a result, the Form 10-Q was not able to be completed by the filing deadline. Reference is made to our disclosures in this Form 10-Q regarding the impact of COVID-19 on the Company and to the disclosures in the Company’s Current Report on Form 8-K filed on May 15, 2020, including those disclosures discussed in the “Risk Factors” therein.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$720,131	$1,307,231
Prepaid expenses and other current assets	120,013	116,647
Total Current Assets	840,144	1,423,878
Property and equipment, net	329,664	344,027
Restricted Cash	810,055	810,055
Operating lease right-of-use assets, net	760,011	826,397
Security deposits and other assets	29,843	29,843
Total Assets	$2,769,717	$3,434,200

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,397,806	$1,221,189
Accrued expenses and other current liabilities	363,304	333,438
Deferred revenue - related party	33,000	33,000
Current portion of operating lease liabilities	258,813	288,685
Derivative liabilities	199,907	-
Total Current Liabilities	2,252,830	1,876,312
Long-term operating lease liabilities	531,510	567,948
Total Liabilities	2,784,340	2,444,260

Commitments and Contingencies	-	-
Stockholders’ Equity (Deficiency):
Preferred stock, par value $0.00001, 10,000,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 50,000,000 shares authorized, 19,231,857 and 17,931,857 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	192	179
Additional paid-in capital	57,332,868	57,177,686
Accumulated deficit	(57,347,683)	(56,187,925)
Total Stockholders’ Equity (Deficiency)	(14,623)	989,940
Total Liabilities and Stockholders’ Equity (Deficiency)	$2,769,717	$3,434,200

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Revenues:
Royalty income	$-	$31,243
Total Revenues	-	31,243
Cost of revenues	-	-
Gross Profit	-	31,243

Selling, general and administrative expenses	997,896	1,300,571
Research and development expenses	510,624	313,013
Loss from Operations	(1,508,520)	(1,582,341)

Other Income:
Interest income, net	(2,633)	(8,615)
Change in fair value of derivative liabilities	(346,129)	-
Total Other Income	(348,762)	(8,615)

Net Loss	$(1,159,758)	$(1,573,726)

Net Loss Per Basic and Diluted Common Share:	$(0.06)	$(0.13)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	18,431,857	12,267,446

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at January 1, 2019	11,722,647	$117	$50,598,854	$(48,562,528)	$2,036,443
Common stock issued private placement offering	2,347,997	24	2,317,252	-	2,317,276
Stock-based compensation:
Amortization of stock options	-	-	82,720	-	82,720
Common stock issued to consultants	85,000	-	-	-	-
Warrants granted to consultants	-	-	2,334	-	2,334
Net loss	-	-	-	(1,573,726)	(1,573,726)
Balance at March 31, 2019	14,155,644	$141	$53,001,160	$(50,136,254)	$2,865,047

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at January 1, 2020	17,931,857	$179	$57,177,686	$(56,187,925)	$989,940
Common stock issued private placement offering [1]	1,300,000	13	24,292	-	24,305
Stock-based compensation:
Amortization of stock options	-	-	116,820	-	116,820
Warrants granted to consultants	-	-	14,070	-	14,070
Net loss	-	-	-	(1,159,758)	(1,159,758)
Balance at March 31, 2020	19,231,857	$192	$57,332,868	$(57,347,683)	$(14,623)

[1] net of offering costs of $79,658.

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(1,159,758)	$(1,573,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	130,890	104,310
Depreciation and amortization	19,676	22,473
Amortization of right of use assets	66,386	68,873
Change in fair value of derivatives	(346,129)	-
Changes in operating assets and liabilities:
Accounts receivable, net	-	5,507
Prepaid expenses and other current assets	(3,366)	(102,308)
Accounts payable	176,617	18,744
Accrued expenses	29,866	28,882
Lease liability	(66,310)	(66,310)
Total adjustments	7,630	80,171
Net Cash Used in Operating Activities	(1,152,128)	(1,493,555)

Cash Flows from Investing Activities
Purchase of property and equipment	(5,313)	(1,800)
Net Cash Used in Investing Activities	(5,313)	(1,800)

Cash Flows from Financing Activities
Proceeds from private placement of common stock and warrants, net [1]	570,341	2,317,276
Net Cash Provided by Financing Activities	570,341	2,317,276

Net (Decrease) Increase in Cash and Restricted Cash	(587,100)	821,921
Cash, cash equivalents and restricted cash - Beginning of period	2,117,286	2,740,645
Cash, cash equivalents and restricted cash - End of period	$1,530,186	$3,562,566

[1] Net of cash offering costs of $79,568 and $386,724 in 2020 and 2019, respectively.

	For the Three Months Ended March 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash Received During the Period For:
Interest, net	$(2,633)	$(12,441)

Non-Cash Financing Activities
Fair value of warrants issued in connection with common stock included in derivative liabilities	$513.534	$-
Fair value of placement agent warrants issued in connection with common stock included in derivative liabilities	$32,502	$-

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Business Organization and Nature of Operations

Hancock Jaffe Laboratories, Inc. (“we”, “us”, “our”, “HJLI” or the “Company”) is a medical device company developing tissue-based solutions that are designed to be life sustaining or life enhancing for patients with cardiovascular disease, and peripheral arterial and venous disease. The Company’s products are being developed to address large unmet medical needs by either offering treatments where none currently exist or by substantially increasing the current standards of care. Our two lead products which we are developing are: the VenoValve®, a porcine based device to be surgically implanted in the deep venous system of the leg to treat a debilitating condition called chronic venous insufficiency (“CVI”); and the CoreoGraft®, a bovine based conduit to be used to revascularize the heart during coronary artery bypass graft (“CABG”) surgeries. Both of our current products are being developed for approval by the U.S. Food and Drug Administration (“FDA”). We currently receive tissue for development of our products from one domestic supplier and one international supplier. Our current business model is to license, sell, or enter into strategic alliances with large medical device companies with respect to our products, either prior to or after FDA approval. Our current senior management team has been affiliated with more than 50 products that have received FDA approval or CE marking. We currently lease a 14,507 sq. ft. manufacturing facility in Irvine, California, where we manufacture products for our clinical trials and which has previously been FDA certified for commercial manufacturing of product.

Each of our product candidates will be required to successfully complete clinical trials and other testing to demonstrate the safety and efficacy of the product candidate before it will be approved by the FDA. The completion of these clinical trials and testing will require a significant amount of capital and the hiring of additional personnel.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 2 – Going Concern and Management’s Liquidity Plan

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern for the next twelve months from the filing of this Form 10-Q. The Company incurred a net loss of $1,159,758 and $1,573,726 for the three months ended March 31, 2020 and 2019, respectively, and had an accumulated deficit of $57,347,683 at March 31, 2020. Cash used in operating activities was $1,152,128 and $1,493,555 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company had cash balances of $720,131, restricted cash of $810,055 and a working capital deficit of $1,412,686. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the financial statements.

The Company expects to continue incurring losses for the foreseeable future and will need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products.

Management believes that the Company could have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. However, there is a material risk that the Company will be unable to raise additional capital or obtain new financing when needed on commercially acceptable terms, if at all. Further, the COVID-19 pandemic has disrupted the global economy and eroded capital markets which makes it more difficult to obtain the financing that we need to fund and continue our operations. The inability of the Company to raise needed capital would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to curtail or discontinue its operations, liquidate and/or seek reorganization in bankruptcy. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Form 10-K filed with the SEC on March 18, 2020. The condensed balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements.

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

The fair value of derivative liabilities as of March 31, 2020, by level within the fair value hierarchy appears below:

Description:	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities – Common Stock Warrants			$199,907

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Derivative
Liabilities
Balance – January 1, 2020	$-
Derivative liabilities associated with the issuance of common stock warrants	513,534
Derivative liabilities associated with the issuance of placement agent warrants	32,502
Change in fair value of derivative liabilities	(346,129)
Balance - March 31, 2020	$199,907

Derivative Liabilities

On February 25, 2020 in connection with a private placement of its securities (Note 9), the Company issued warrants to purchase 1,282,279 shares of its common stock. The Company determined these warrants are derivative financial instruments.

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

The Company recorded a gain on the change in fair value of derivative liabilities of $346,129 during the quarter ended March 31, 2020.

Net Loss per Share

The Company computes basic and diluted loss per share by dividing net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period. Basic and diluted net loss per common share are the same since the inclusion of common stock issuable pursuant to the exercise of warrants and options, would have been anti-dilutive.

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of March 31, 2020 and 2019:

	March 31,
	2020	2019
Shares of common stock issuable upon exercise of warrants	5,749,239	4,003,679
Shares of common stock issuable upon exercise of options	2,417,207	1,182,624
Potentially dilutive common stock equivalents excluded from diluted net loss per share	8,166,446	5,186,303

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $1,280,186 and $1,867,286 as of March 31, 2020 and December 31, 2019, respectively.

For the three months ended March 31, 2019, all of the Company’s revenues were from royalties as a result of the three-year Post-Acquisition Supply Agreement with LeMaitre Vascular, Inc. that was effective from March 18, 2016 to March 18, 2019. The Company did not have any similar revenue in the three months ended March 31, 2020.

Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through the date the financial statements were issued. Based upon the evaluation and transactions, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 10 - Subsequent Events.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12,Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact that this guidance will have on our condensed financial statements.

Note 4 – Restricted Cash

As of March 31, 2020, the Company had $810,055 in restricted cash. On January 18, 2019, the Superior Court granted ATSCO, Inc. (see Note 8 - Commitments and Contingencies - Litigations Claims and Assessments) a Right to Attach Order and Order for Issuance of Writ of Attachment in the amount of $810,055, which the Company plans on appealing. On March 21, 2019, the Santa Clara, CA sheriff department served the Writ of Attachment and has taken custody and is holding the $810,055, pending final judgement of the appeal or suit.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	As of March 31,
	2020	2019
Cash and cash equivalents	$720,131	$2,752,511
Restricted cash	810,055	810,055
Total cash, cash equivalents, and restricted cash in the balance sheets	$1,530,186	$3,562,566

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 5 – Property and Equipment

As of March 31, 2020 and December 31, 2019, property and equipment consist of the following:

	March 31,	December 31,
	2020	2019
Laboratory equipment	$214,838	$214,838
Furniture and fixtures	93,417	93,417
Computer software and equipment	51,721	50,403
Leasehold improvements	158,092	158,092
Construction Work in Progress – Software	220,384	220,384
	738,452	737,134
Less: accumulated depreciation	(412,783)	(393,107)
Property and equipment, net	$329,664	$344,027

Depreciation expense amounted to $19,676 and $3,065 for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense is reflected in general and administrative expenses in the accompanying statements of operations.

Note 6 – Right-of-Use Assets and Lease Liability

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Our operating lease cost is as follows:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2020	2019
Operating lease cost	$85,492	$84,492

Supplemental cash flow information related to our operating lease is as follows:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2020	2019
Operating Cash Flow Information:
Cash paid for amounts in the measurement of lease liabilities	$85,416	$82,929

Remaining lease term and discount rate for our operating lease is as follows:	March 31, 2020
Remaining lease term	2.5 years
Discount rate	8.5%

Maturity of our lease liabilities by fiscal year for our operating lease is as follows:

Nine months ended December 31, 2020	$258,813
Year ended December 31, 2021	354,561
Year Ended December 31, 2022	271,854
Total	$885,228
Less: Imputed Interest	(94,905)
Present value of our lease liability	$790,323

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 – Accrued Expenses and Accrued Interest

As of March 31, 2020, and December 31, 2019, accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019
Accrued compensation costs	$213,458	$151,858
Accrued professional fees	121,310	141,310
Accrued franchise taxes	28,536	30,270
Other accrued expenses	-	10,000
Accrued expenses	$363,304	$333,438

Note 8 – Commitments and Contingencies

Litigations Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

On September 21, 2018, ATSCO, Inc., filed a complaint with the Superior Court seeking payment of $809,520 plus legal costs for disputed invoices to the Company dated from 2015 to June 30, 2018. The Company had entered into a Services and Material Supply Agreement (“Agreement”), dated March 4, 2016 for ATSCO to supply porcine and bovine tissue. The Company is disputing the amount owed and that the Agreement called for a fixed monthly fee regardless of whether tissue was delivered to the Company. On January 18, 2019, the Orange County Superior Court granted a Right to Attach Order and Order for Issuance of Writ of Attachment in the amount of $810,055. We contend at least $188,000 of the ATSCO claim relates to a wholly separate company, and over $500,000 of the claim is attributable to invoices sent without delivery of any tissue to the Company. The Company also believes it has numerous defenses and rights of setoff including without limitation: that ATSCO had an obligation to mitigate claimed damages, particularly when they were not delivering tissues; $188,000 of the amount that ATSCO is seeking are for invoices to Hancock Jaffe Laboratory Aesthetics, Inc. (in which the Company owns a minority interest of 28% and is not the obligation of the Company; the Company has a right of setoff against any amounts owed to ATSCO for 120,000 shares of the Company’s stock transferred to ATSCO’s principal and owner; the yields of the materials delivered by ATSCO to the Company was inferior; and the Agreement was constructively terminated. On March 26, 2019, ATSCO filed a First Amended Complaint with the Superior Court increasing its claim to $1,606,820 plus incidental damages and interest, on the basis of an alleged additional oral promise not alleged in its original Complaint. The Company recently deposed ATSCO’s sole owner and principal and believes that the merits of its key defenses have been buttressed and supported as a result. While the Company expects and intends to continue a vigorous defense, the Company and ATSCO have recently agreed to proceed with informal settlement discussions. The Company recorded the disputed invoices in accounts payable and as of March 31, 2020, the Company believes that it has fully accrued for the outstanding claim against the Company. Proceedings in the ATSCO litigation have been delayed due to court closures as a result of the COVID-19 pandemic. The Company has entered into new supply relationships with two domestic and one international company to supply porcine and bovine tissues.

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

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 9 –Stockholders’ Equity (Deficiency)

Common Stock

On February 7, 2019, the Company entered into an Agreement (“MZ Agreement”) with MZHCI, LLC a MZ Group Company (“MZ”) for MZ to provide investor relations advisory services. The MZ Agreement is for a term of twelve (12) months, and can be cancelled by either party at the end of six (6) months with thirty (30) days’ notice. MZ received compensation of $8,000 per month and eight-five thousand (85,000) restricted shares which vested quarterly over a year.

On February 25, 2020, the Company raised $650,000 in gross proceeds through a private placement bridge offering of its common stock and warrants to purchase its common stock to certain accredited investors (the “Bridge Offering”). The Company sold an aggregate of 1,300,000 shares of common stock and warrants to purchase 1,300,000 shares of common stock in the Bridge Offering pursuant to a securities purchase agreement between the Company and each of the investors in the Bridge Offering (the “Purchase Agreement”). The warrants are exercisable for a the period commencing the date the Company’s stockholders approve either an increase in the number of the Company’s authorized shares or a reverse stock split and ending on February 25, 2025 and has an exercise price of $0.79 per share. Pursuant to the terms of the Purchase Agreement, the Company has agreed to hold a meeting of its stockholders on or prior to May 25, 2020 for the purpose of seeking approval of either an increase in the number of shares of common stock the Company is authorized to issue or a reverse split of the Company’s common stock (a “Capital Event”).

Warrants

On January 3, 2019, the Company entered into an Agreement (“Alere Agreement”) with Alere Financial Partners, a division of Cova Capital Partners LLC (“Alere”) for Alere to provide capital markets advisory services. The Alere Agreement is on a month to month basis that can be cancelled by either party with thirty (30) days advance notice. The Company will pay a monthly fee of $7,500 and issued to Alere five-year warrants to purchase 35,000 shares of the Company’s common stock at an exercise price of $1.59, equal to the closing price of the Company’s common stock on February 7, 2019, the date of approval by the Company’s board of directors. On June 11, 2019, both parties agreed to terminate the Alere Agreement as of June 30, 2019 and the unvested warrants as of June 30, 2019, totaling 17,500, were forfeited.

In addition to the warrants issued to investors in the Bridge Offering, the Placement Agent received a warrant to purchase 82,279 shares of the Company’s common stock containing substantially the same terms as the warrant issued to investors. The Company determined that the warrants issued in connection with the Bridge Offering are derivative instruments because the Company does not have control of the obligation to obtain shareholder approval by May 25, 2020 to increase the number of authorized shares or to approve a reverse stock split. The accounting treatment of derivative financial instruments requires that the Company record the warrants as a liability at fair value and mark-to-market the instruments at fair values as of each subsequent balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date.

The fair value of the warrants was determined using a Monte Carlo simulation, incorporating observable market data and requiring judgment and estimates. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract will be reclassified as of the date of the event that causes the reclassification.

The Warrant derivatives were valued as of the February 25, 2020 issuance date and as of the quarter ended March 31, 2020. The value at issuance was $546,036 and was recorded as a derivative liability. At March 31, 2020, the value of the derivative liability was $199,907. The $346,129 decrease in derivative liability is reflected as a change in derivative liability in Other Income on the Condensed Statement of Operations.

In valuing the derivative liability as of February 25, 2020, the Company used the $0.70 per share price of its common stock at that date, assumed a volatility of 97.1% based on the historical volatility of its common stock, the likelihood of calling a shareholder meeting and achieving shareholder approval was 90%.

The following inputs and assumptions were used for the valuation of the derivative liability as of February 25, 2020 and March 31, 2020:

●	The stock price of ranged from $0.70 to $0.295 and would fluctuate with the Company’s projected volatility
●	The projected volatility based on the historical volatility of the Company of 97.1% and 105.4%.
●	The likelihood of the Company calling a shareholder meeting and achieving shareholder approval was 90% as of February 25 and 50% as of March 31, 2020.
●	A risk-free rate of 1.36% and 0.38%.
●	And a discount rate of 19.5% and 28.5%.

Stock Options

From time to time, the Company issues options for the purchase of its common stock to employees and others. The Company recognized $116,820 and $82,720 of stock-based compensation related to stock options during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $186,367 of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.3 years.

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

Note 10 – Subsequent Events

On April 12, 2020 the Company obtained a loan under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, in the amount of $312,700. As drafted, the note bears interest at 1% per annum and is payable with interest on April 12, 2022.

On April 24, 2020, the Company entered into a Securities Purchase Agreement (the “April 2020 Purchase Agreement”) with certain investors for the purpose of raising approximately $1.0 million in gross proceeds for the Company. Pursuant to the terms of the April 2020 Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 1,886,793 shares of the Company’s common stock, at a purchase price of $0.405 per share, and in a concurrent private placement, warrants to purchase up to 1,886,793 shares of common stock, at a purchase price of $0.125 per warrant, for a combined purchase price per share and warrant of $0.53. The warrants are exercisable immediately on the date of issuance at an exercise price of $0.405 per share and will expire five years following the date of issuance.

The closing of the sales of these securities under the Purchase Agreement occurred on April 28, 2020. Net proceeds to the Company from the transactions, after deducting the Placement Agent’s fees and expenses but before paying the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants, were $825,786.

On June 1, 2020, the Company entered into a Securities Purchase Agreement (the “June 2020 Purchase Agreement”) with certain investors for the purpose of raising approximately $1,333,000 million in gross proceeds for the Company. Pursuant to the terms of the June 2020 Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 2,930,402 shares of the Company’s common stock at a purchase price of $0.33 per share, and in a concurrent private placement, warrants to purchase up to 2,930,402 shares of common stock at a purchase price of $0.125 per warrant, for a combined purchase price per share and warrant of $0.455. The warrants are exercisable immediately on the date of issuance at an exercise price of $0.33 per share and will expire five years following the date of issuance.

The closing of the sales of these securities under the June 2020 Purchase Agreement occurred on June 3, 2020. Net proceeds to the Company from the transactions, after deducting the Placement Agent’s fees and expenses but before paying the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants, were $1,161,667.

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

The independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2019, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

Unless the context requires otherwise, references in this document to “HJLI”, “we”, “our”, “us” or the “Company” are to Hancock Jaffe Laboratories, Inc.

Overview

Hancock Jaffe Laboratories, Inc. is a medical device company developing tissue-based solutions that are designed to be life sustaining or life enhancing for patients with cardiovascular disease, and peripheral arterial and venous disease. The Company’s products are being developed to address large unmet medical needs by either offering treatments where none currently exist or by substantially increasing the current standards of care. Our two lead products are: the VenoValve®, a porcine based device to be surgically implanted in the deep venous system of the leg to treat a debilitating condition called chronic venous insufficiency (“CVI”); and the CoreoGraft®, a bovine based conduit to be used to revascularize the heart during coronary artery bypass graft (“CABG”) surgeries. Both of our current products are being developed for approval by the U.S. Food and Drug Administration (“FDA”). We currently receive tissue for our products from one domestic supplier and one international supplier. Our current business model is to license, sell, or enter into strategic alliances with large medical device companies with respect to our products, either prior to or after FDA approval. Our current senior management team has been affiliated with more than 80 products that have received FDA approval or CE marking. We currently lease a 14,507 sq. ft. manufacturing facility in Irvine, California, where we manufacture products for our clinical trials and which has previously been FDA certified for commercial manufacturing of product.

Each of our product candidates will be required to successfully complete significant clinical trials to demonstrate the safety and efficacy of the product candidate before it will be able to be approved by the FDA. The completion of these clinical trials will require a significant amount of capital and the hiring of additional personnel.

We are in the process of developing the following bioprosthetic implantable devices for peripheral vascular and cardiovascular disease:

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

VenoValve Clinical Status

After consultation with the FDA, as a precursor to the U.S. pivotal trial, we are conducting a small first-in-man study for the VenoValve in Colombia. The first phase of the first-in-man Colombian trial included 10 patients. In addition to providing safety and efficacy data, the purpose of the first-in-man study is to provide proof of concept, and to provide valuable feedback to make any necessary product modifications or adjustments to our surgical implantation procedures for the VenoValve prior to conducting the U.S. pivotal trial. In December of 2018, we received regulatory approval from Instituto Nacional de Vigilancia de Medicamentos y Alimentos (“INVIMA”), the Colombian equivalent of the FDA. On February 19, 2019, we announced that the first VenoValve was successfully implanted in a patient in Bogota. Between April of 2019 and December of 2019, we successfully implanted VenoValves in 9 additional patients, completing the implantations for the first phase of the Colombian first-in-man study. Overall, VenoValves have been implanted in 11 patients in Colombia. Endpoints for the VenoValve first-in-man study include reflux, measured by doppler, a VCSS score used by the clinician to measure disease severity, and a VAS score used by the patient to measure pain.

On April 28, 2020, we released our latest data from the first-in-man Colombia VenoValve trial. For the first five patients to receive VenoValves, who are all now one-year post VenoValve surgeries, CVI has significantly improved in all five patients when compared to pre-surgery levels. On average, Venous Clinical Severity Scores (“VCSSs”) have improved 72% for the five patients. VCSS scores are commonly used to objectively assess outcomes in the treatment of venous disease, and include ten characteristics including pain, inflammation, skin changes such as pigmentation and induration, the number of active ulcers, and ulcer duration. The improvements in VCSS scores is significant and indicates that VenoValve patients who had severe CVI pre-surgery, now have mild CVI or the complete absence of disease at one-year post surgery. The five VenoValve patients that are one-year post surgery have now completed the first-in-man, clinical study.

On March 4, 2020, Dr. Jorge Hernando Ulloa, the Primary Investigator for the Company’s study in Colombia presented then current VenoValve data at the 32nd Annual American Venous Forum meeting on Amelia Island, Florida. Across all 11 patients that have received VenoValves and when comparing pre-operative levels to data recorded at their most recent office visits, Reflux, VCSS Scores, and VAS scores have improved 51%, 61%, and 65% respectively. That includes one patient who is currently occluded, and whose VenoValve is currently not functioning as intended. VenoValve safety incidences have been minor and included one (1) fluid pocket (which was aspirated), intolerance from Coumadin anticoagulation therapy, and two (2) minor wound infections (treated with antibiotics).

Dr. Ulloa’s presentation was awarded as the top presentation of the American Venous Forum conference.

Next steps for the VenoValve include the continued monitoring of the remaining six VenoValve patients in Colombia, the completion of a series of functional tests mandated by the U.S. Food and Drug Administration (“FDA”) which are necessary for the filing of an IDE application with the FDA, and approval of the IDE application by the FDA to begin the U.S. pivotal trial.

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

In addition to providing an alternative to SVGs, the CoreoGraft could be used when making grafts from the patients’ own arteries and veins is not an option. For example, patients with significant arterial and vascular disease often do not have suitable vessels to be used as grafts. For other patients, such as women who have undergone radiation treatment for breast cancer and have a higher incidence of heart disease, using the left internal memory artery (“LIMA”), an artery running inside the ribcage and close to the sternum, to re-vascularize the left side of the heart, may not be an option if it was damaged by the radiation. Another example are patients undergoing a second CABG surgery. Due in large part to early SVG failures, patients may need a second CABG surgery. If the SVG was used for the first CABG surgery, the patient may have insufficient veins to harvest. While the CoreoGraft may start out as a product for patients with no other options, if the CoreoGraft establishes good short term and long term patency rates, it could become the graft of choice for all CABG patients in addition to the LIMA.

CoreoGraft Clinical Status

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

Since we believe the results of the CoreoGraft feasibility study were positive, HJLI will now explore the possibility of conducting a first-in-man study outside of the U.S., where the CoreoGrafts would be implanted and tested in human subjects.

Results of Operations

The following table represents selected items in our statements of operations for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020	2019
Revenues:
Royalty income	$-	$31,243
Total Revenues	-	31,243
Cost of revenues	-	-
Gross Profit	-	31,243

Selling, general and administrative expenses	997,896	1,300,571
Research and development expenses	510,624	313,013
Loss from Operations	(1,508,520)	(1,582,341)

Other Expense (Income):
Interest expense (income), net	(2,633)	(8,615)
Change in fair value of derivative liabilities	(346,129)	-
Total Other Expense (Income)	(348,762)	(8,615)

Net Loss	$(1,159,758)	$(1,573,726)

Net Loss Per Basic and Diluted Common Share:	$(0.06)	$(0.13)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	18,431,537	12,267,446

Comparison of the three months ended March 31, 2020 and 2019

Overview

We reported net losses of $1,159,758 and $1,573,726 for the three months ended March 31, 2020 and 2019, respectively, representing a decrease in net loss of $413,968, or 26%, resulting primarily from a decrease in operating expenses of $73,821.

Revenues

Revenue earned during the three months ended March 31, 2019 was $31,243 and consisted entirely of royalty income earned pursuant to the terms of our March 2016 asset sale agreement with LeMaitre Vascular, Inc., which three-year term ended on March 18, 2019. With the agreement reaching the end of its term in 2019, there was not any similar revenue in 2020.

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates.

Selling, General and Administrative Expenses

For the three months ended March 31, 2020, selling, general and administrative expenses decreased by $302,675 or 23%, to $997,896 from $ 1,300,571 for the three months ended March 31, 2019. The decrease is primarily due to decreases of approximately $99,000 in legal and professional fees primarily in connection to our litigations (see Note 8 - Commitments and Contingencies - Litigations Claims and Assessments), $135,000 in consulting and outside services due mainly to lower costs to support investor relations and lower recruiting costs as the Company was not actively recruiting in 2020 as it was in 2019. Other general and administrative expenses were $66,000 lower in 2020 mainly due to travel expenses being $42,000 lower in 2020 because the human trial study in the 2019 period required travel.

Research and Development Expenses

For the three months ended March 31, 2020, research and development expenses increased by $197,611 or 63%, to $510,624 from $313,013 for the three months ended March 31, 2019. The increase is primarily due to increases of $77,000 in compensation and related costs due to a larger team, $61,000 in consulting related to support for our IDE submission, and $70,000 for tissue samples and other lab costs associated with research and development activities.

Interest Income

Interest income of $2,633 and $8,615 was earned during the three months ended March 31, 2020 and 2019, respectively.

Change in Fair Value of Derivative Liability

For the quarter ended March 31, 2020, we recorded a gain on the change in fair value of derivative liabilities of $346,129. Our derivative liabilities are related to warrants issued in connection with our Bridge Offering.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $57,347,683. Since inception, we have funded our operations primarily through our IPO, private placements of equity and convertible debt securities as well as modest revenues from royalties, contract research and sales of the ProCol Vascular Bioprosthesis. To-date in 2020, we have closed three financings providing aggregate gross proceeds of $2,983,000.

As of June 5, 2020, we had a cash balance of $1,991,973 and restricted cash balance of $810,055.

We measure our liquidity in a variety of ways, including the following:

	March 31, 2020	December 31, 2019
	(unaudited)
Cash	$720,131	$1,307,231
Restricted Cash	810,055	810,055
Working capital (deficiency)	(1,412,686)	(452,434)

Based upon our cash and working capital as of March 31, 2020, we will require additional capital resources in order to meet our obligations as they become due within one year after the date of this Report and sustain operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

The COVID-19 pandemic has disrupted the global economy and has negatively impacted large populations including people and businesses that may be directly or indirectly involved with the operation of our Company and the manufacturing, development, and testing of our product candidates. The full scope and economic impact of COVID-19 is still unknown and there are many risks from the COVID-19 that could generally and negatively impact economies and healthcare providers in the countries where we do business, the medical device industry as a whole, and development stage, pre-revenue companies such as HJLI.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2020, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020 because of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the material weakness in internal control over financial reporting described below, our management has concluded that our consolidated financial statements included in the Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over accounting for warrants issued in connection with our February 25, 2020 financing, and, as a result, did not record an associated derivative liability on a timely basis. At the time of issuance, the Company sought and received technical accounting guidance on the accounting treatment for the derivative liability. However, due to personnel changes, the existence of the guidance was not known to new finance personnel. This deficiency did not result in the revision of any of our previously issued financial statements. However, if not addressed, the deficiency could result in material misstatement in the future. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Remediation Plan

We are in the process of developing a detailed plan for remediation of the material weakness, including developing and maintaining a transition process for new finance executives to review existing critical accounting policies and judgments. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by our insurance coverage, and even if they are, if claims against us are successful, they may exceed the limits of applicable insurance coverage.

On September 21, 2018, ATSCO, Inc., filed a complaint with the Superior Court seeking payment of $809,520 plus legal costs for disputed invoices to the Company dated from 2015 to June 30, 2018. The Company had entered into a Services and Material Supply Agreement (“Agreement”), dated March 4, 2016 for ATSCO to supply porcine and bovine tissue. The Company is disputing the amount owed and that the Agreement called for a fixed monthly fee regardless of whether tissue was delivered to the Company. On January 18, 2019, the Orange County Superior Court granted a Right to Attach Order and Order for Issuance of Writ of Attachment in the amount of $810,055. We contend at least $188,000 of the ATSCO claim relates to a wholly separate company, and over $500,000 of the claim is attributable to invoices sent without delivery of any tissue to the Company. The Company also believes it has numerous defenses and rights of setoff including without limitation: that ATSCO had an obligation to mitigate claimed damages, particularly when they were not delivering tissues; $188,000 of the amount that ATSCO is seeking are for invoices to Hancock Jaffe Laboratory Aesthetics, Inc. (in which the Company owns a minority interest of 28% and is not the obligation of the Company; the Company has a right of setoff against any amounts owed to ATSCO for 120,000 shares of the Company’s stock transferred to ATSCO’s principal and owner; the yields of the materials delivered by ATSCO to the Company was inferior; and the Agreement was constructively terminated. On March 26, 2019, ATSCO filed a First Amended Complaint with the Superior Court increasing its claim to $1,606,820 plus incidental damages and interest, on the basis of an alleged additional oral promise not alleged in its original Complaint. The Company recently deposed ATSCO’s sole owner and principal and believes that the merits of its key defenses have been buttressed and supported as a result. While the Company expects and intends to continue a vigorous defense, the Company and ATSCO have recently agreed to proceed with informal settlement discussions. The Company recorded the disputed invoices in accounts payable and as of March 31, 2020, the Company believes that it has fully accrued for the outstanding claim against the Company. Proceedings in the ATSCO litigation have been delayed due to court closures as a result of the COVID-19 pandemic. The Company has entered into new supply relationships with two domestic and one international company to supply porcine and bovine tissues.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, in addition to our current risk factors are set forth in our Form 10-K, filed with the SEC on March 18, 2020, we have also identified the following additional risks to our company.

Risks Related to COVID-19

The COVID-19 pandemic has significantly negatively impacted our business.

The COVID-19 pandemic has disrupted the global economy and has negatively impacted large populations including people and businesses that may be directly or indirectly involved with the operation of our Company and the manufacturing, development, and testing of our product candidates. The full scope and economic impact of COVID-19 is still unknown and there are many risks from COVID-19 that could generally and negatively impact economies and healthcare providers in the countries where we do business, the medical device industry as a whole, and development stage, pre-revenue companies such as HJLI. At this time, we have identified the following COVID-19 related risks that we believe have a greater likelihood of negatively impacting our company specific, including, but not limited to:

● Federal, State and local shelter-in-place directives which limit our employees from accessing our facility to manufacture, develop and test our product candidates.

● Travel restrictions and quarantine requirements which prevent us from initiating and continuing animal studies and patient trial both inside and outside of the United States.

● The burden on hospitals and medical personnel resulting in the cancellation of non-essential medical procedures such as surgical procedures needed to implant our product candidates for pre-clinical and clinical trials.

● Delays in the procurement of certain supplies and equipment that are needed to develop and test our product candidates.

● Erosion of the capital markets which make it more difficult to obtain the financing that we need to fund and continue our operations.

● Potential back-log at regulatory agencies such as the FDA which may result in delays in obtaining regulatory approvals.

● Travel restrictions which prevent patients from participating and continuing the participation in clinical trials.

Risks Related to our Material Weakness

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud. If we identify a material weakness in our internal control over financial reporting, our ability to meet our reporting obligations and the trading price of our stock could be negatively affected.

As described in Part I, Item 4 — Controls and Procedures, in connection with our issuance of warrants in the Bridge Offering, we identified a material weakness in our internal control over financial reporting with regard to our failure to record an associated derivative liability on a timely basis. This deficiency did not result in the revision of any of our issued financial statements. If we are unable to remediate this material weakness, or if we do not have these controls operating effectively for a sufficient amount of time, management may conclude that we did not maintain effective internal control over financial reporting as of December 31, 2020.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors.

While we are in the process of developing a detailed plan for remediation of the material weakness, including developing and maintaining a transition process for new finance executives to review existing critical accounting policies and judgments, we can offer no assurance that our remediation plan will ultimately have the intended effects. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and The Nasdaq Stock Market, we could face severe consequences from those authorities. In either case, it could result in a material adverse effect on our business or have a negative effect on the trading price of our common stock. Further, if we fail to remedy this deficiency (or any other future deficiencies) or maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of those controls.

Further, in the future, if we cannot conclude that we have effective internal control over our financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, The Nasdaq Stock Market or other regulatory authorities.

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

Date: June 8, 2020	HANCOCK JAFFE LABORATORIES, INC.

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Interim Chief Financial Officer
(Principal Financing and Accounting Officer)

