Form 10-Q
period 2020-06-30
Hancock Jaffe Laboratories, Inc.
filed 2020-08-14
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes [  ] No [X]

As of August 11, 2020, there were 38,324,333 shares of common stock outstanding.

HANCOCK JAFFE LABORATORIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,563,926	$1,307,231
Prepaid expenses and other current assets	220,806	116,647
Total Current Assets	1,784,732	1,423,878
Property and equipment, net	426,851	344,027
Restricted Cash	810,055	810,055
Operating lease right-of-use assets, net	681,903	826,397
Security deposits and other assets	29,843	29,843
Total Assets	$3,733,384	$3,434,200

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,567,356	$1,221,189
Accrued expenses and other current liabilities	457,409	333,438
Note Payable	312,700	-
Deferred revenue - related party	33,000	33,000
Current portion of operating lease liabilities	301,443	288,685
Derivative liabilities	281,183	-
Total Current Liabilities	2,953,091	1,876,312
Long-term operating lease liabilities	410,848	567,948
Total Liabilities	3,363,939	2,444,260

Commitments and Contingencies	-	-
Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 50,000,000 shares authorized, 23,949,333 and 17,931,857 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	240	179
Additional paid-in capital	59,343,844	57,177,686
Accumulated deficit	(58,974,639)	(56,187,925)
Total Stockholders’ Equity	369,445	989,940
Total Liabilities and Stockholders’ Equity	$3,733,384	$3,434,200

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues:
Royalty income	$-	$-	$-	$31,243
Total Revenues	-	-	-	31,243

Selling, general and administrative expenses	839,735	1,531,643	1,837,631	2,832,210
Research and development expenses	706,173	428,309	1,216,797	741,323
Loss from Operations	(1,545,908)	(1,959,952)	(3,054,428)	(3,542,290)

Other (Income) Expense:
Interest (income) expense, net	(228)	(13,927)	(2,861)	(22,541)
Change in fair value of derivative liabilities	81,276	-	(264,853)	-
Total Other (Income) Expense	81,048	(13,927)	(267,714)	(22,541)
Net Loss	$(1,626,956)	$(1,946,025)	$(2,786,714)	$(3,519,749)

Net Loss Per Basic and Diluted Common Share:	$(0.08)	$(0.13)	$(0.14)	$(0.26)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	21,464,293	14,838,193	19,946,880	13,559,921

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	11,722,647	$117	$50,598,854	$(48,562,528)	$2,036,443
Common stock issued in private placement offering [1]	2,347,997	24	2,317,252	-	2,317,276
Stock-based compensation:
Amortization of stock options	-	-	82,720	-	82,720
Common stock issued to consultants	85,000	-	-	-	-
Warrants granted to consultants	-	-	2,334	-	2,334
Net loss	-	-	-	(1,573,726)	(1,573,726)
Balance at March 31, 2019	14,155,644	$141	$53,001,160	$(50,136,254)	$2,865,047
Common stock issued in public offering [2]	3,615,622	36	3,319,620	-	3,319,656
Stock-based compensation:
Amortization of stock options	-	-	86,870	-	86,870
Common stock issued to consultants/settlement, net [3]	150,863	2	298,298	-	298,300
Warrants granted to consultants/settlement	-	-	28,165	-	28,165
Net loss	-	-	-	(1,946,023)	(1,946,023)
Balance at June 30, 2019	17,922,129	$179	$56,734,113	$(52,082,277)	$4,652,015

[1] net of offering costs of $386,724.

[2] net of offering costs of $549,060.

[3] net of forfeiture of 6,137 shares.

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	17,931,857	$179	$57,177,686	$(56,187,925)	$989,940
Common stock issued in private placement offering [4]	1,300,000	13	24,292	-	24,305
Stock-based compensation:
Amortization of stock options	-	-	116,820	-	116,820
Warrants granted to consultants	-	-	14,070	-	14,070
Net loss	-	-	-	(1,159,758)	(1,159,758)
Balance at March 31, 2020	19,231,857	$192	$57,332,868	$(57,347,683)	$(14,623)
Common stock issued in public offering [5]	4,817,195	48	1,973,260	-	1,973,308
Stock-based compensation:
Amortization of stock options	-	-	37,717	-	37,717
Net loss	-	-	-	(1,626,956)	(1,626,956)
Balance at June 30, 2020	24,095,052	$240	$59,343,845	$(58,974,639)	$369,446

[4] net of offering costs of $79,658.

[5] net of offering costs of $360,026.

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(2,786,714)	$(3,519,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	168,607	551,340
Depreciation and amortization	44,961	49,967
Amortization of right-of-use assets	144,494	137,745
Change in fair value of derivatives	(264,853)	-
Changes in operating assets and liabilities:
Accounts receivable	-	32,022
Prepaid expenses and other current assets	(104,159)	(100,280)
Accounts payable	346,167	119,771
Accrued expenses	123,971	(61,352)
Payments on lease liabilities	(144,342)	(132,620)
Total adjustments	314,846	596,593
Net Cash Used in Operating Activities	(2,471,868)	(2,923,156)

Cash Flows from Investing Activities
Purchase of property and equipment	(127,786)	(179,030)
Net Cash Used in Investing Activities	(127,786)	(179,030)

Cash Flows from Financing Activities
Proceeds from private placements of common stock and warrants, net [1]	570,341	2,317,276
Proceeds from registered direct offerings of common stock with warrants, net [2]	1,973,308	-
Proceeds from public offering, net [3]	-	3,319,656
Proceeds from issuance of note payable	312,700	-
Net Cash Provided by Financing Activities	2,856,349	5,636,932

Net Increase in Cash, Cash Equivalent, and Restricted Cash	256,695	2,534,746
Cash, cash equivalents and restricted cash - Beginning of period	2,117,286	2,740,645
Cash, cash equivalents and restricted cash - End of period	$2,373,981	$5,275,391

[1] Net of cash offering costs of $79,568 and $386,724 in 2020 and 2019, respectively.

[2] Net of cash offering costs of $360,026.

[3] Net of cash offering costs of $549,060.

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash Paid (Received) During the Years For:
Interest, net	$(2,861)	$(22,541)

Non-Cash Financing Activities:
Fair value of warrants issued in connection with common stock included in derivative liabilities	$513,534	$-
Fair value of placement agent warrants issued in connection with common stock included in derivative liabilities	$32,502	$-

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Business Organization and Nature of Operations

Hancock Jaffe Laboratories, Inc. (“we”, “us”, “our”, “HJLI” or the “Company”) is a medical device company developing tissue-based solutions that are designed to be life sustaining or life enhancing for patients with cardiovascular disease, and peripheral arterial and venous disease. The Company’s products are being developed to address large unmet medical needs by either offering treatments where none currently exist or by substantially increasing the current standards of care. Our two lead products which we are developing are: the VenoValve®, a porcine based device to be surgically implanted in the deep venous system of the leg to treat a debilitating condition called chronic venous insufficiency (“CVI”); and the CoreoGraft®, a bovine based conduit to be used to revascularize the heart during coronary artery bypass graft (“CABG”) surgeries. Both of our current products are being developed for approval by the U.S. Food and Drug Administration (“FDA”). We currently receive tissue for development of our products from one domestic supplier and one international supplier. Our current business model is to license, sell, or enter into strategic alliances with large medical device companies with respect to our products, either prior to or after FDA approval. Our current senior management team has been affiliated with more than 50 products that have received FDA approval or CE marking. We currently lease a 14,507 sq. ft. manufacturing facility in Irvine, California, where we manufacture products for our clinical trials, and which has previously been FDA certified for commercial manufacturing of product.

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 2 – Going Concern and Management’s Liquidity Plan

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern for the next twelve months from the filing of this Form 10-Q. The Company incurred a net loss of $2,786,714 and $3,519,749 for the six months ended June 30, 2020 and 2019, respectively, and had an accumulated deficit of $58,974,639 at June 30, 2020. Cash used in operating activities was $2,471,868 and $2,923,156 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the Company had cash balances of $1,563,926, restricted cash of $810,055 and a working capital deficit of $1,168,359. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the financial statements.

The Company expects to continue incurring losses for the foreseeable future and recognizes the need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products. Toward that end, the Company has completed four separate equity sales in 2020 through the filing date of this report raising aggregate net proceeds of approximately $7,500,000 (Notes 10 and 11). Management believes the proceeds from these transactions provide sufficient cash to sustain the Company’s operations at least one year after the issue date of these financial statements.

If necessary, after one year, management believes that the Company could have access to additional capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. However, there is a material risk that the Company will be unable to raise additional capital or obtain new financing when needed on commercially acceptable terms, if at all. Further, the COVID-19 pandemic has disrupted the global economy and eroded capital markets which makes it more difficult to obtain the financing that we need to fund and continue our operations. The inability of the Company to raise needed capital would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to curtail or discontinue its operations, liquidate and/or seek reorganization in bankruptcy. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Form 10-K filed with the SEC on March 18, 2020. The condensed balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements.

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

The fair value of derivative liabilities as of June 30, 2020, by level within the fair value hierarchy appears below:

Description:	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities – Common Stock Warrants			$281,183

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Derivative
Liabilities
Balance – January 1, 2020	$-
Derivative liabilities associated with the issuance of common stock warrants	513,534
Derivative liabilities associated with the issuance of placement agent warrants	32,502
Change in fair value of derivative liabilities	(346,129)
Balance – March 31,2020	199,907
Change in fair value of derivative liabilities	81,276
Balance – June 30, 2020	$281,183

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Derivative Liabilities

On February 25, 2020 in connection with a private placement of its securities (Note 10), the Company issued warrants to purchase 1,382,279 shares of its common stock. The Company determined these warrants are derivative financial instruments.

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

The Company recorded a gain on the change in fair value of derivative liabilities of $264,853 during the six months ended June 30, 2020 and a loss on the change in fair value of derivative liabilities of $81,276 during the quarter ended June 30, 2020.

Sequencing Policy

On July 15, 2020, the Company adopted a sequencing policy, whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares.

Net Loss per Share

The Company computes basic and diluted loss per share by dividing net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period. Basic and diluted net loss per common share are the same since the inclusion of common stock issuable pursuant to the exercise of warrants and options, would have been anti-dilutive.

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of June 30, 2020 and 2019:

	June 30,
	2020	2019
Shares of common stock issuable upon exercise of warrants	10,951,810	4,366,960
Shares of common stock issuable upon exercise of options	2,342,207	1,325,645
Potentially dilutive common stock equivalents excluded from diluted net loss per share	13,294,017	5,692,605

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $2,123,981 and $1,867,286 as of June 30, 2020 and December 31, 2019, respectively.

For the six months ended June 30, 2019, all of the Company’s revenues were from royalties as a result of the three-year Post-Acquisition Supply Agreement with LeMaitre Vascular, Inc. that was effective from March 18, 2016 to March 18, 2019. The Company did not have any similar revenue in the six months ended June 30, 2020.

Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through the date the financial statements were issued. Based upon the evaluation and transactions, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 11 - Subsequent Events.

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

Note 4 – Restricted Cash

As of June 30, 2020, the Company had $810,055 in restricted cash. On January 18, 2019, the Superior Court granted ATSCO, Inc. (see Note 9 - Commitments and Contingencies - Litigations Claims and Assessments) a Right to Attach Order and Order for Issuance of Writ of Attachment in the amount of $810,055. On March 21, 2019, the Santa Clara, CA sheriff department served the Writ of Attachment and has taken custody and is holding the $810,055, pending final judgement of the appeal or suit. On July 20, 2020, the Company and ATSCO agreed to settle the dispute. See Notes 9 and 11.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	As of June 30,
	2020	2019
Cash and cash equivalents	$1,563,926	$4,465,336
Restricted cash	810,055	810,055
Total cash, cash equivalents, and restricted cash in the balance sheets	$2,373,981	$5,275,391

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 5 – Property and Equipment

As of June 30, 2020 and December 31, 2019, property and equipment consist of the following:

	June 30,	December 31,
	2020	2019
Laboratory equipment	$315,346	$214,838
Furniture and fixtures	93,417	93,417
Computer software and equipment	53,585	50,403
Leasehold improvements	158,092	158,092
Construction Work in Progress – Software	244,479	220,384
	864,919	737,134
Less: accumulated depreciation	(438,068)	(393,107)
Property and equipment, net	$426,851	$344,027

Depreciation expense amounted to $44,961 and $11,147 for the six months ended June 30, 2020 and 2019, respectively. Depreciation expense is reflected in general and administrative expenses in the accompanying statements of operations.

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Our operating lease cost is as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2020	2020
Operating lease cost	$85,492	$170,983

Supplemental cash flow information related to our operating lease is as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2020	2020
Operating Cash Flow Information:
Cash paid for amounts in the measurement of lease liabilities	$85,416	$170,832

Remaining lease term and discount rate for our operating lease is as follows:	June 30, 2020
Remaining lease term	2.5 years
Discount rate	8.5%

Maturity of our lease liabilities by fiscal year for our operating lease is as follows:

Six months ended December 31, 2020	$173,397
Year ended December 31, 2021	354,561
Year Ended December 31, 2022	271,854
Total	$799,812
Less: Imputed Interest	(87,521)
Present value of our lease liability	$712,291

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 – Accrued Expenses and Accrued Interest

As of June 30, 2020, and December 31, 2019, accrued expenses consist of the following:

	June 30,	December 31,
	2020	2019
Accrued compensation costs	$289,771	$151,858
Accrued professional fees	132,310	141,310
Accrued franchise taxes	25,607	30,270
Accrued research and development	9,721	-
Other accrued expenses	-	10,000
Accrued expenses	$457,409	$333,438

Note 8 – Note Payable

On April 12, 2020, the Company obtained loan (the “Loan”) in the amount of $312,700, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated April 12, 2020, matures on April 12, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 12, 2020. The Note may be prepaid at any time before maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

Note 9 – Commitments and Contingencies

Litigations Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

On September 21, 2018, ATSCO, Inc., filed a lawsuit with the Superior Court seeking payment of $809,520 plus legal costs for disputed invoices to the Company dated from 2015 to June 30, 2018. The Company had entered into a Services and Material Supply Agreement (“Agreement”), dated March 4, 2016 for ATSCO to supply porcine and bovine tissue. On January 18, 2019, the Orange County Superior Court granted a Right to Attach Order and Order for Issuance of Writ of Attachment in the amount of $810,055 (the “Disputed Amount”) and on March 21, 2019, the Santa Clara, CA sheriff department served the Writ of Attachment and took custody of and is holding the Disputed Amount (see Note 4 – Restricted Cash).

On July 20, 2020, the Company and ATSCO agreed to settle the dispute. Pursuant to the terms of the settlement, the Company has agreed to release the Disputed Amount of restricted cash in exchange for a full release from all claims made by ATSCO related to this matter.

The Company recorded the disputed invoices in accounts payable and, as of June 30, 2020, the Company has fully accrued for the outstanding claims against the Company in amounts consistent with the final settlement terms.

The Company has replaced ATSCO and has entered into new supply relationships with two domestic and one international company to supply porcine and bovine tissues.

On October 8, 2018, Gusrae Kaplan Nusbaum PLLC (“Gusrae”) filed a complaint with the Supreme Court of the State of New York seeking payment of $178,926 plus interest and legal costs for invoices to the Company dated from November 2016 to December 2017. In July 2016, the Company retained Gusrae to represent the Company in connection with certain specific matters. The Company believes that Gusrae has not applied all of the payments made by the Company along with billing irregularities and errors and is disputing the amount owed. The Company recorded the disputed invoices in accounts payable and as of June 30, 2020, the Company has fully accrued for the outstanding claim against the Company.

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 10 –Stockholders’ Equity (Deficiency)

Common Stock

On February 7, 2019, the Company entered into an Agreement (“MZ Agreement”) with MZHCI, LLC a MZ Group Company (“MZ”) for MZ to provide investor relations advisory services. The MZ Agreement was for an initial term of twelve (12) months with six-month automatic extension periods. MZ received cash compensation of $8,000 per month and eighty-five thousand (85,000) restricted shares which vested quarterly over the initial twelve month term. Effective on July 24, 2020, the Company and MZ terminated the agreement (see Note 11 – Subsequent Events).

On February 25, 2020, the Company raised $650,000 in gross proceeds through a private placement bridge offering of its common stock and warrants to purchase its common stock to certain accredited investors (the “Bridge Offering”). The Company sold an aggregate of 1,300,000 shares of common stock and warrants to purchase 1,300,000 shares of common stock in the Bridge Offering pursuant to a securities purchase agreement between the Company and each of the investors in the Bridge Offering (the “Purchase Agreement”). The warrants are exercisable for a the period commencing the date the Company’s stockholders approve either an increase in the number of the Company’s authorized shares or a reverse stock split and ending on February 25, 2025 and has an exercise price of $0.79 per share. Pursuant to the terms of the Purchase Agreement, the Company agreed to hold a meeting of its stockholders on or prior to May 25, 2020 for the purpose of seeking approval of either an increase in the number of shares of common stock the Company is authorized to issue or a reverse split of the Company’s common stock (a “Capital Event”).

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

The closing of the sales of these securities under the April 2020 Purchase Agreement occurred on April 28, 2020. Net proceeds to the Company from the transactions, after deducting the placement agent’s fees and expenses but before paying the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants, were $811,641.

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

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

In addition to the warrants issued to investors in the Bridge Offering described herein, the placement agent received a warrant to purchase 82,279 shares of the Company’s common stock containing substantially the same terms as the warrant issued to investors. The Company determined that the warrants issued in connection with the Bridge Offering are derivative instruments because the Company does not have control of the obligation to obtain shareholder approval by May 25, 2020 to increase the number of authorized shares or to approve a reverse stock split. The accounting treatment of derivative financial instruments requires that the Company record the warrants as a liability at fair value and mark-to-market the instruments at fair values as of each subsequent balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date.

The fair value of the warrants was determined using a Monte Carlo simulation, incorporating observable market data and requiring judgment and estimates. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract will be reclassified as of the date of the event that causes the reclassification.

The warrant derivatives were valued as of the February 25, 2020 issuance date, as of the quarter ended March 31, 2020, and as of June 30, 2020. The value at issuance was $546,036 and was recorded as a derivative liability. The value of the derivative liability was $199,907 at March 31, 2020, and $281,183 at June 30, 2020.

The derivative liability increased $81,276 and decreased $264,853 during the three and six months ended June 30, 2020, respectively. The changes in derivative liability is reflected in Other Income on the Condensed Statement of Operations.

The following inputs and assumptions were used for the valuation of the derivative liability:

	February 25, 2020	March 31, 2020	June 30, 2020
Stock Price	$0.70	$0.295	$0.3859
Projected Volatility	97.1%	102.7%	102.7%
Risk-Free Rate	1.36%	0.38%	0.29%

●	It was assumed the stock price would fluctuate with the Company’s projected volatility.

●	The projected volatility was based on the historical volatility of the Company.

●	If the Company was required to pay the fair value of the warrant in cash as of May 25, 2020, the obligation was discounted at the Company’s estimated cost of debt based on short-term C-CCC bond ratings of 19.5% and 28.5%.

●	The likelihood of the Company calling a shareholder meeting and achieving shareholder approval was 90% as of February 25, 2020.

●	As June 30, 2020, the Company projected shareholder approval would not be obtained until approximately 8/31/20. No mandatory exercise was allowed prior to that date.

●	Since the Company did not obtain shareholder approval to increase the authorized shares, we assumed the warrant holders have an option to require the Company to pay the fair value of the warrants as of June 30, 2020.

Stock Options

From time to time, the Company issues options for the purchase of its common stock to employees and others. The Company recognized $37,717 and $86,870 of stock-based compensation related to stock options during the three months ended June 30, 2020 and 2019, respectively, and recognized $154,536 and $169,590 of stock-based compensation related to stock options during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $148,650 of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.7 years.

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Units

On September 13, 2019, under the Company’s nonemployee director compensation program, Robert Gray and Matthew Jenusaitis in connection with their appointment to the Board were each granted 78,125 restricted stock units in accordance with the Option Plan, which based on the Company’s closing stock price on the grant date were valued at $0.96 per unit for an aggregate grant date value of $150,000. These units vest in equal annual portions on the September 13, 2020, September 13, 2021, and September 13, 2022.

Note 11 – Subsequent Events

On July 9, 2020, the Company was served with a civil complaint filed in the Superior Court for the State of California, County of Orange by a former employee, Robert Rankin, who resigned his employment on or about March 30, 2020. The complaint asserts several causes of action, including a cause of action for failure to timely pay Mr. Rankin’s accrued and unused vacation and three months’ severance under his July 16, 2018 employment agreement with the Company. The complaint seeks, among other things, back pay, unpaid wages, compensatory damages, punitive damages, attorneys’ fees, and costs. The Company intends to vigorously defend the claims, investigate the allegations, and assert counterclaims. Mr. Rankin resigned as the Company’s Chief Financial Officer, Secretary and Treasurer on March 30, 2020.

On July 17, 2020, the Company entered into an Underwriting Agreement relating to a firm commitment public offering (the “Public Offering”) of 12,500,000 units (the “Units”), consisting of an aggregate of 12,500,000 shares of common stock and warrants to purchase up to 12,500,000 shares of common stock at a public offering price of $0.32 per Unit. Pursuant to the terms of the Underwriting Agreement, the underwriters also exercised their overallotment option in full, purchasing an additional 1,875,000 shares of common stock and warrants to purchase up to 1,875,000 shares of common stock for an aggregate purchase of 14,375,000 shares and warrants to purchase up to 14,375,000 shares of common stock. The warrants have an initial exercise price of $0.32 per share, subject to customary adjustments, and will expire seven years from the date of issuance. The warrants are exercisable on the date that the Company files an amendment to its amended and restated certificate of incorporation to reflect our stockholders’ approval of either an increase in the number of our authorized shares of common stock or a reverse stock split, in either case in an amount sufficient to permit the exercise in full of the warrants.

Pursuant to the Underwriting Agreement, the Company also issued to the underwriters as compensation a warrant to purchase up to 750,000 shares of common stock with substantially the same terms as the warrants issued in the Public Offering.

In a concurrent private placement the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company agreed to sell 4,205,406 shares of its Series C Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase up to 6,078,125 shares of its common stock for a combined purchase price per share and warrant of $0.37. The Preferred Stock may convert into 6,078,125 shares of common stock.

The warrants issued in the concurrent private placement have an initial per share exercise price of $0.32, subject to customary adjustments, and will expire seven years from the date of issuance. The warrants are exercisable on the later of (i) date that we file an amendment to our amended and restated certificate of incorporation to reflect our stockholders’ approval of either an increase in the number of our authorized shares of Common Stock or a reverse stock split (in either case in an amount sufficient to permit the conversion in full of the Preferred Stock and exercise in full of the warrants), and (ii) the date of approval as may be required by the applicable rules and regulations of The Nasdaq Stock Market LLC (or any successor entity) from the stockholders of the Company with respect to the transactions contemplated by the Securities Purchase Agreement, including the issuance of all of the shares issuable upon conversion of the Preferred Stock and warrants in excess of 19.99% of the issued and outstanding common stock on the closing date of the private placement.

The closing of these transactions occurred on July 21, 2020. Net proceeds to the Company from the transactions, after deducting the underwriters and placement agent’s fees and expenses, including the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the Public Offering and concurrent private placement, were $5,186,000.

Further, certain investors in the Public Offering agreed with the underwriter to enter into a lock-up and voting agreement (the “Lock-Up and Voting Agreements”) whereby each such investor was subject to a lock-up period through July 21, 2020 and agreed to vote all shares of common stock each beneficially owned on the closing date of the Public Offering with respect to any proposals presented to the stockholders of the Company. Additionally, certain investors that agreed to enter into the Lock-Up and Voting Agreements, as consideration for their waiver of certain rights described in the April 2020 Purchase Agreement and June 2020 Purchase Agreement, were issued unregistered warrants to purchase an aggregate of 3,495,000 shares of common stock which such warrants were substantially similar to the warrants issued in the concurrent private placement, except that such warrants will have a term of five (5) years, will have an exercise price equal to $0.37 per share and carry piggy-back registration rights.

As a result of these transactions, the Company does not currently have sufficient authorized common shares to share settle all outstanding stock options and warrants and will not have sufficient shares until obtaining approval from its shareholders to increase the Company’s authorized shares.

On July 18, 2020, the Company granted 100,000 options to each of its four independent directors and a total of 2,650,000 options to various executive officers, other employees and a consultant. The exercise price for these stock options is $0.40 per share, the closing price of the Company’s stock on the business day preceding the grant date.

Effective July 20, 2020, the Company and ATSCO agreed to settle their dispute and resolve all matters related to the complaint filed by ATSCO against the Company (See Note 9 – Commitments and Contingencies – Litigation Claims and Assessments).

Effective July 24, 2020, the Company terminated its agreement with MZ (See Note 10 – Stockholders Equity (Deficiency – Common Stock).

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

Comparison of the three months ended June 30, 2020 and 2019

Overview

We reported net losses of $1,626,956 and $1,946,025 for the three months ended June 30, 2020 and 2019, respectively, representing a decrease in net loss of $319,069 or 16%, due to a decrease in operating expenses of $414,044, and an increase in other income and expense of $94,975.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates.

Selling, General and Administrative Expenses

For the three months ended June 30, 2020, selling, general and administrative expenses decreased by $691,908 or 45%, to $839,735 from $1,531,643 for the three months ended June 30, 2019. The decrease is primarily due to decreases of approximately $409,000 in stock based compensation expense primarily from settlement of a legal dispute in 2019 and from lower awards of common stock options to employees and consultants, $130,000 in compensation expense due to the former CFO leaving the Company, and $58,000 in lower travel expense due to COVID-19 travel restrictions. Other selling, general and administrative expenses were approximately $94,000 lower due to lower consulting, legal and outside services, partially offset by higher insurance cost.

Research and Development Expenses

For the three months ended June 30, 2020, research and development expenses increased by $277,864 or 65%, to $706,173 from $428,309 for the three months ended June 30, 2019. The increase is primarily due to increases of $99,000 in compensation and related costs due to a larger team, $236,000 in lab cost related to our APS study, partially offset by $45,000 in lower tissue purchases in 2020 due to stay-at home work orders related to COVID-19.

Interest Income

Interest income of $228 and $13,927 was earned during the six months ended June 30, 2020 and 2019, respectively.

Change in Fair Value of Derivative Liability

For the quarter ended June 30, 2020, we recorded a loss on the change in fair value of derivative liabilities of $81,276. Our derivative liabilities are related to warrants issued in connection with our Bridge Offering.

Comparison of the six months ended June 30, 2020 and 2019

Overview

We reported net losses of $2,786,714 and $3,519,749 for the six months ended June 30, 2020 and 2019, respectively, representing a decrease in net loss of $733,035, or 21%, due to a decrease in operating expenses of $519,105, and an increase in other income and expense of $245,173.

Revenues

Revenue earned during the six months ended June 30, 2019 was $31,243 and consisted entirely of royalty income earned pursuant to the terms of our March 2016 asset sale agreement with LeMaitre Vascular, Inc., which three-year term ended on March 18, 2019. With the agreement reaching the end of its term in 2019, there was not any similar revenue in 2020.

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates.

Selling, General and Administrative Expenses

For the six months ended June 30, 2020, selling, general and administrative expenses decreased by $994,579 or 35%, to $1,837,631 from $2,832,210 for the six months ended June 30, 2019. The decrease is primarily due to decreases of approximately $383,000 in stock-based compensation expense primarily from the settlement of a legal dispute in 2019 and from lower awards of common stock options to employees and consultants in 2020, $176,000 in compensation expense due to the former CFO leaving the Company, $126,000 in legal fees due to lower costs related to the ATSCO litigation, $113,000 in lower consulting costs related to recruiting fees in 2019 that were not incurred in 2020 and reductions in other consulting, $99,000 in lower travel costs due to COVID-19 travel restrictions, and in outside services, facility and other office expenses which were $171,000 lower due to the office closure related to stay-at home work orders, partially offset by $79,000 in higher insurance costs in 2020.

Research and Development Expenses

For the six months ended June 30, 2020, research and development expenses increased by $475,474 or 64%, to $1,216,797 from $741,323 for the six months ended June 30, 2019. The increase is primarily due to increases of $177,000 in compensation and related costs due to a larger team, $50,000 in consulting related to support for our GLP protocol, and $255,000 in lab cost related to our APS study.

Interest Income

Interest income of $2,861 and $22,541 was earned during the six months ended June 30, 2020 and 2019, respectively.

Change in Fair Value of Derivative Liability

For the six months ended June 30, 2020, we recorded a gain on the change in fair value of derivative liabilities of $264,853. Our derivative liabilities are related to warrants issued in connection with our Bridge Offering.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $58,974,639. Since inception, we have funded our operations primarily through our IPO, public and private placements of equity, and private placements of convertible debt securities as well as modest revenues from royalties, contract research and sales of the ProCol Vascular Bioprosthesis. To-date in 2020, we have closed three financings providing aggregate gross proceeds of $9,139,000.

As of August 10, 2020, we had a cash balance of $6,234,885 and restricted cash balance of $810,055.

We measure our liquidity in a variety of ways, including the following:

	June 30 2020	December 31, 2019
	(unaudited)
Cash	$1,563,926	$1,307,231
Restricted Cash	810,055	810,055
Working capital (deficiency)	(1,168,359)	(452,434)

On July 21, 2020, the Company completed a public offering of 14,375,000 shares of its common stock and warrants to purchase up to 14,375,000 shares of common stock, and concurrent private placement of 4,205,406 shares of its Series C Preferred Stock and warrants to purchase up to 6,078,125 shares of its common stock. Net proceeds to the Company from the transactions, after deducting the underwriters and placement agent’s fees and expenses, including the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants, were $5,186,000, which, if reflected in our condensed balance sheet at June 30, 2020 would increase net equity from $989,940 to approximately $6,176,000.

Based upon our cash and working capital as of June 30, 2020, and after giving effect to the transactions completed on July 21, 2020, we believe we have sufficient cash to sustain the Company’s operations at least one year after the date of this Report.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2020, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 because of the material weakness in internal control over financial reporting discussed below.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 21, 2018, ATSCO, Inc., filed a lawsuit with the Superior Court seeking payment of $809,520 plus legal costs for disputed invoices to the Company dated from 2015 to June 30, 2018. The Company had entered into a Services and Material Supply Agreement (“Agreement”), dated March 4, 2016 for ATSCO to supply porcine and bovine tissue. On January 18, 2019, the Orange County Superior Court granted a Right to Attach Order and Order for Issuance of Writ of Attachment in the amount of $810,055 (the “Disputed Amount”) and on March 21, 2019, the Santa Clara, CA sheriff department served the Writ of Attachment and took custody of and is holding the Disputed Amount.

July 20, 2020, the Company and ATSCO agreed to settle the dispute. Pursuant to the terms of the settlement, the Company has agreed to release the Disputed Amount of restricted cash in exchange for a full release from all claims made by ATSCO related to this matter.

The Company recorded the disputed invoices in accounts payable and, as of June 30, 2020, the Company believes that it has fully accrued for the outstanding claims against the Company in amounts consistent with the final settlement terms.

The Company has replaced ATSCO and has entered into new supply relationships with two domestic and one international company to supply porcine and bovine tissues.

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

On July 9, 2020, the Company was served with a civil complaint filed in the Superior Court for the State of California, County of Orange by a former employee, Robert Rankin, who resigned his employment on or about March 30, 2020. The complaint asserts several causes of action, including a cause of action for failure to timely pay Mr. Rankin’s accrued and unused vacation and three months’ severance under his July 16, 2018 employment agreement with the Company. The complaint seeks, among other things, back pay, unpaid wages, compensatory damages, punitive damages, attorneys’ fees, and costs. The Company intends to vigorously defend the claims, investigate the allegations, and assert counterclaims. Mr. Rankin resigned as the Company’s Chief Financial Officer, Secretary and Treasurer on March 30, 2020.

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

Date: August 13, 2020	HANCOCK JAFFE LABORATORIES, INC.

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Interim Chief Financial Officer
(Principal Financing and Accounting Officer)

