Form 10-K
period 2020-12-31
Hancock Jaffe Laboratories, Inc.
filed 2021-03-31
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission file number: 001-38325

Hancock Jaffe Laboratories, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0936180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Doppler

Irvine, California 92618

(Address of principal executive offices)

(949) 261-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class: Common Stock, $0.00001 par value Warrant to Purchase Common Stock	Trading Symbol(s): HJLI HJLIW	Name of Each Exchange on Which Registered: The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business date of the registrant’s most recently completed second fiscal quarter), based on the last sale price of the registrant’s common stock on such date was $9,244,443.

As of March 25, 2021, there were 8,503,636 shares of common stock outstanding.

HANCOCK JAFFE LABORATORIES, INC.

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, or may contain, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to the Company’s plans, objectives, projections, expectations and intentions and other statements identified by words such as “may,” “will,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “potential” or similar expressions. These statements are based upon the current beliefs and expectations of the Company’s management and do not constitute guarantees of future performance. Actual results could differ materially from those contained in the forward-looking statements and are subject to significant risks and uncertainties, including those discussed under “Risk Factors,” as well as those discussed elsewhere in this Form 10-K. Actual results (including, without limitation, the actual timing for and results of the clinical trials described herein, and FDA review of the Company’s products in development) may differ significantly from those set forth in the forward-looking statements. These forward-looking statements involve risks and uncertainties that are subject to change based on various factors (many of which are beyond the Company’s control).

You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K or, in the case of documents referred to or incorporated by reference, the date of those documents.

All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, except as may be required under applicable U.S. securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” “HJLI”, or similar terminology refer to Hancock Jaffe Laboratories, Inc.

We use our registered trademarks and trade names, such as VenoValve® and CoreoGraft®™, in this Annual Report on Form 10-K. Solely for convenience, trademarks and trade names referred to in this prospectus appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

ITEM 1.	Business

Overview

Hancock Jaffe Laboratories, Inc. is a medical device company developing tissue-based devices that are designed to be life sustaining or life enhancing for patients with cardiovascular disease, and peripheral arterial and venous disease. The Company’s products are being developed to address large unmet medical needs by either offering treatments where none currently exist or by substantially increasing the current standards of care. Our products which we are developing include: the VenoValve®, a porcine based device to be surgically implanted in the deep venous system of the leg to treat a debilitating condition called chronic venous insufficiency (“CVI”); and the CoreoGraft®, a bovine based conduit to be used to revascularize the heart during coronary artery bypass graft (“CABG”) surgeries. Both of these products are currently being developed for approval by the U.S. Food and Drug Administration (“FDA”). Our current senior management team has been affiliated with more than 50 products that have received FDA approval or CE marking. We currently lease a 14,507 sq. ft. manufacturing facility in Irvine, California, where we manufacture products for our clinical trials and which has previously been FDA certified for commercial manufacturing of devices.

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

Chronic Venous Insufficiency (“CVI”) is a subset of CVD and is generally used to describe patients with C4 to C6 CVD. CVI is a condition that affects the venous system of the leg causing pain, swelling, edema, skin changes, and ulcerations. In order for blood to return to the heart from the foot, ankle, and lower leg, the calf muscle pushes the blood up the veins of the leg and through a series of one-way valves. Each valve is supposed to open as blood passes through, and then close as blood moves up the leg to the next valve. CVI occurs when the one-way valves in the veins of the leg fail and become incompetent. When the valves fail, blood flows backwards and in the wrong direction (reflux). As blood pools in the lower leg, pressure inside the veins increases (venous hypertension). Reflux, and the resulting venous hypertension, causes the leg to swell, resulting in debilitating pain, and in the most severe cases, venous ulcers. The VenoValve is being developed to treat CVI in the deep venous system with a focus on severe patients with C4b, C5 and C6 CVI.

Estimates indicate that approximately 2.4 million people in the U.S. have C5 to C6 CVI in the deep venous system, including patients that develop venous leg ulcers (C6 patients). Over one million new severe cases of CVI occur each year in the U.S., mostly from patients who have experienced a deep vein thrombosis (blood clot). The average patient seeking treatment of a venous ulcer spends as much as $30,000 a year on wound care, and the total direct medical costs from venous ulcer sufferers in the U.S. has been estimated to exceed $38 billion a year. Aside from the direct medical costs, severe CVI sufferers experience a significantly reduced quality of life. Daily activities such as preparing meals, housework, and personal hygiene (washing and bathing) become difficult due to reduced mobility. For many severe CVI sufferers, intense pain, which frequently occurs at night, prevents patients from getting adequate sleep. Severe CVI sufferers are known to miss approximately 40% more work days than the average worker. A high percentage of venous ulcer patients also experience severe itching, leg swelling, and an odorous discharge. Wound dressing changes, which occur several times a week, can be extremely painful. Venous ulcers from deep venous CVI are very difficult to heal, and a significant percentage of venous ulcers remain unhealed for more than a year. Even if healed, recurrence rates for venous ulcers are known to be high (20% to 40%) within the first year and as high as 60% after five years.

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

VenoValve Clinical Status

After consultation with the FDA, and as a precursor to the U.S. pivotal trial, we conducted a small first-in-human study for the VenoValve in Colombia. The first-in-human Colombian trial included 11 patients. In addition to providing safety and efficacy data, the purpose of the first-in-human study was to provide proof of concept, and to provide valuable feedback to make any necessary product modifications or adjustments to our surgical implantation procedures for the VenoValve prior to conducting the U.S. pivotal trial. In December of 2018, we received regulatory approval from Instituto Nacional de Vigilancia de Medicamentos y Alimentos (“INVIMA”), the Colombian equivalent of the FDA. On February 19, 2019, we announced that the first VenoValve was successfully implanted in a patient in Colombia. Between April of 2019 and December of 2019, we successfully implanted VenoValves in 10 additional patients, completing the implantations Colombian first-in-man study. Overall, VenoValves have been implanted in all 11 patients. Endpoints for the VenoValve first-in-human study include safety (device related adverse events), reflux, measured by doppler, a VCSS score used by the clinician to measure disease severity, and a VAS score used by the patient to measure pain.

All 11 patients have now completed the one-year first-in-human trial and final results from the study were released in December of 2020. Among the 11 patients, reflux improved an average of 54%, Venous Clinical Severity Scores (“VCSSs”) improved an average of 56%, and visual analog scale (VAS) scores, which are used by patients to measure pain, have improved an average of 76%, when compared to pre-surgery levels. VCSS scores are commonly used by clinicians in practice and in clinical trials to objectively assess outcomes in the treatment of venous disease, and include ten characteristics including pain, inflammation, skin changes such as pigmentation and induration, the number of active ulcers, and ulcer duration. The improvement in VCSS scores is significant and indicates that almost all of the VenoValve patients who had severe CVI pre-surgery, had mild CVI or the complete absence of disease at one-year post surgery.

VenoValve safety incidences were minor with no reported device related adverse events. Minor non-device related adverse safety issues included one (1) fluid pocket (which was aspirated), intolerance from Coumadin anticoagulation therapy, three (3) minor wound infections (treated with antibiotics), and one occlusion due to patient non-compliance with anti-coagulation therapy.

In preparation for the VenoValve U.S. pivotal trial, we submitted a Pre-IDE filing with the FDA in October of 2020 and had a pre IDE meeting with the FDA on January 11, 2021. Topics presented at the meeting included the background and clinical need for the VenoValve, proposed U.S. pivotal study design, patient monitoring protocols for safety and efficacy, bench testing protocols used to develop the device, and the VenoValve first-in-human results. We received valuable feedback from the FDA in several areas during the Pre-IDE meeting and believe we reached consensus on many important issues.

An investigational device exemption or IDE from the FDA is required before a medical device company can proceed with a pivotal trial for a class III medical device. On March 5, 2021 we filed an IDE application with the FDA for the VenoValve U.S. pivotal trial. Based in-part upon feedback received from the FDA during the Pre-IDE meeting, we proposed a prospective, non-blinded, single arm, multi-center study of seventy-five (75) CVI patients enrolled at up to 20 U.S. sites. Proposed endpoints for the pivotal trial mirror those endpoints used for the first-in-human trial, and include the absence of material adverse safety events (mortality, deep wound infection, major bleeding, ipsilateral deep vein thrombosis, pulmonary embolism) at thirty (30) days post implantation, reductions of reflux at one hundred and eighty days (180) days post VenoValve implantation, VCSS scoring to measure disease manifestations, VAS scores to measure pain, and quality of life measurements. We have significant interest from key opinion leaders and several of the top vascular clinicians in the U.S. who would like to participate in the VenoValve U.S. pivotal trial and are in the process of qualifying potential sites for the study.

CoreoGraft

Background

Heart disease is the leading cause of death among men and women in the U.S. accounting for about 1 in every 4 deaths. Coronary heart disease is the most common type of heart disease, killing over 370,000 people each year. Coronary heart disease occurs when arteries around the heart become blocked or occluded, in most cases by plaque. Although balloon angioplasty with or without cardiac stents have become the norm if one or two arteries are blocked, coronary artery bypass surgery remains the treatment of choice for patients with multiple blocked arteries on both sides of the heart. Approximately 200,000 coronary artery bypass graft (“CABG”) surgeries take place each year in the U.S. and are the most commonly performed cardiac procedure. CABG surgeries alone account for 55% of all cardiac surgeries, and CABG surgeries when combined with valve replacement surgeries account for approximately 62% of all cardiac surgeries. The next largest category accounts for 10% of cardiac surgeries. The number of CABG surgeries are expected to increase as the population continues to age. On average, three grafts are used for each CABG surgery.

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

CABG surgery is relatively safe and effective. In most instances, doctors prefer to use the left internal mammary artery (“LIMA”), an artery running inside the ribcage and close to the sternum, to re-vascularize the left side of the heart. Use of the LIMA to revascularize the left descending coronary artery (known as the “widow maker”) has become the gold standard for revascularizing the left side of the heart during CABG surgeries. For the right side of the heart, and where additional grafts are needed on the left side, the current standard of care is to harvest the saphenous vein from the patient’s leg to be dissected into pieces and used as bypass grafts around the heart. Unfortunately, saphenous vein grafts (“SVGs”) are not nearly as effective as the LIMA for revascularizing the heart. In fact, SVGs continue to be the weak link for CABG surgeries.

The saphenous vein harvest procedure is itself invasive. Either a long incision is made along the inner leg of the patient to harvest the vein, or the saphenous vein is extracted endoscopically. Regardless of the type of harvest procedure, bypass graft harvest remains an invasive and complication prone aspect of the CABG procedure. Present standard-of-care complications are described in recent published reports in major medical journals. The percentage of complications from the harvest procedure can be as high as 24%. This is mainly due to non-healing of the saphenous wound or development of infection in the area of the saphenous vein harvest site.

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

In addition to exceptional patency, pathology examinations indicated full endothelialization for grafts implanted for 180 days both throughout the CoreoGrafts and into the left anterior descending arteries. Endothelium is a layer of cells that naturally exist throughout healthy veins and arteries and that act as a barrier between blood and the surrounding tissue, which helps promote the smooth passage of blood. Endothelium are known to produce a variety anti-clotting and other positive characteristics that are essential to healthy veins and arteries. The presence of full endothelialization within the longer term CoreoGrafts indicates that the graft is being accepted and assimilated in a manner similar to natural healthy veins and arteries that exist throughout the vascular system and is an indication of long-term biocompatibility.

In May of 2020, we announced that we had received approval from the Superintendent of Health of the National Health Counsel for the Republic of Paraguay to conduct a first-in-human trial for the CoreoGraft. Up to 5 patients that need coronary artery bypass graft surgery will receive CoreoGraft implants as part of the first-in-human study. In July of 2020, we announced that we had received permission to proceed with the first-in-human study, which had been put on hold due to the COVID-19 pandemic, and in August of 2020 we announced that the first two patients had been enrolled for the first-in-human CoreoGraft trial. Heart bypass surgeries for the first two patients to receive CoreoGraft implants as part of our first-in-human trial were successfully completed in October of 2020. A third bypass surgery using the CoreoGraft was successfully completed in November of 2020. Two CoreoGraft surgical patients have expired due to what we believe are non-device related adverse events, one in October and one in November of 2020. Pursuant to our protocol for the first-in-human trial, these events are being reviewed by a data and safety monitoring board and pending the outcome of the review, we expect to resume enrolling patients for the study in the second quarter of 2021.

Government Regulation

Our product candidates and our operations are subject to extensive regulation by the FDA, and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. Our product candidates are subject to regulation as medical devices in the United States under the Federal Food, Drug, and Cosmetic Act (“FDCA”), as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, distribution, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

PMA Approval Pathway

Class III devices such as the VenoValve and the CoreoGraft generally require pre-market approval (PMA) before they can be marketed in the U.S. The PMA review and approval process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA also must contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA generally will conduct a pre-approval inspection of the applicant or its third-party manufacturers’ manufacturing facility or facilities to ensure compliance with the QSR. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s).

The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval, or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval. Certain changes to an approved device, such as changes in manufacturing facilities, methods or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness. We believe that the VenoValve and the CoreoGraft each will require the approval of a PMA.

Clinical Trials in Support of PMA

Clinical trials are almost always required to support a PMA submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (IDE) regulations, which govern investigational device labeling, prohibit promotion of the investigational device and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. Both the VenoValve and the CoreoGraft will likely require IDE applications prior to human testing in the United States.

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

In addition to IDE approval, a human, the study must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review of the study, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects. During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include: establishing registration and device listing with the FDA; QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process; labeling regulations and FDA prohibitions against the promotion of investigational products, or “off-label” uses of cleared or approved products; requirements related to promotional activities; clearance or approval of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices; medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur; correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA; and post-market surveillance activities and regulations.

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

Intellectual Property

We possess an extensive proprietary processing and manufacturing methodology specifically applicable to the design, processing, manufacturing and sterilization of biologic devices. This includes FDA compliant quality control and assurance programs, proprietary tissue processing technologies demonstrated to eliminate recipient immune responses, trusted relationship with abattoir suppliers, and a combination of tissue preservation and gamma irradiation that enhances device functions and guarantees sterility. We have filed several patent applications for the VenoValve and CoreoGraft with the U.S. Patent and Trademark Office (USPTO) and throughout the world. In February of 2021, we received a notice for allowance from the USPTO for an application focusing on novel aspects of the VenoValve Frame.

Employees

As of March 19, 2021, we had 19 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

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

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report, before deciding to invest in our securities. If any of the following risks materialize, our business, financial condition, results of operation and prospects will likely be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

Summary

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors and the other reports and documents filed by us with the SEC.

●	We have incurred significant losses since our inception, expect to incur significant losses in the future and may never achieve or sustain profitability;
●

We currently depend entirely on the successful and timely regulatory approval and commercialization of our two product candidates, which may not receive regulatory approval or, if any of our product candidates do receive regulatory approval, we may not be able to successfully commercialize them;

●	The success of our products will be determined based on whether surgeons and patients in our target markets accept our product candidates, if approved;
●	Failure to scale up of the manufacturing process of our product candidates in a timely manner, or at all;
●	Our ability to retain and recruit key personnel, including the development of a sales and marketing infrastructure;
●	Reliance on third party suppliers for certain components of our product candidates;
●	If we successfully develop our product candidates, our ability to sell or license our products to third parties and thereafter our reliance on such third parties to commercialize and distribute our product candidates in the United States and internationally, and if we are unable to sell or license our products to third parties, our ability to commercialize our products on our own, in which case we would have to demonstrate the efficacy and financial viability of our products to doctors, hospitals, insurance companies, and other stakeholders;
●	Changes in external competitive market factors;
●	Uncertainties in generating sustained revenue or achieving profitability;
●	Unanticipated working capital or other cash requirements;
●	Changes in FDA regulations, including testing procedures, for medical devices and related promotional and marketing activities;
●	Our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;
●	Our ability to obtain and maintain intellectual property protection for our product candidates;
●	Product liability lawsuits against us could cause us to incur substantial liabilities, limit sales of our existing product candidates and limit commercialization of any products that we may develop;
●	Our ability to consummate future acquisitions or strategic transactions;
●	Our ability to maintain the listing of our securities on the Nasdaq Capital Market; and
●	Changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the medical device industry.

Risks Related to Our Business and Strategy

We have incurred significant losses since our inception, expect to incur significant losses in the future and may never achieve or sustain profitability.

We have historically incurred substantial net losses, including net losses of $9,135,486, $7,625,397, $13,042,709, $7,791,469 and $3,387,490 for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively. As a result of our historical losses, we had an accumulated deficit of $65,323,411 as of December 31, 2020. Our losses have resulted primarily from costs related to general and administrative expenses relating to our operations, as well as our research programs and the development of our product candidates. Currently, we are not generating revenue from operations, and we expect to incur losses for the foreseeable future as we seek to obtain regulatory approval for our product candidates. Additionally, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company as well as the projected expansion of our operations. We do not expect to generate significant revenue until any of our product candidates are licensed or sold, if ever. We may never generate significant revenue or become profitable. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve and subsequently sustain profitability could harm our business, financial condition, results of operations and cash flows.

We currently depend entirely on the successful and timely regulatory approval and commercialization of our two product candidates, which may not receive regulatory approval or, if any of our product candidates do receive regulatory approval, we may not be able to successfully commercialize them.

We currently have two product candidates (the CoreoGraft and the VenoValve) and our business presently depends entirely on our success with our product candidates. In order for our product candidates to succeed the products need to be approved by regulatory authorities, which may never happen. Our product candidates are based on technologies that have not been used previously in the manner we propose. Market acceptance of our product candidates will largely depend on our ability to demonstrate their relative safety, efficacy, cost-effectiveness and ease of use. We may not be able to successfully develop and commercialize our product candidates. If we fail to do so, we will not be able to generate substantial revenues, if any.

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

Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our product candidates on a timely basis, or at all. The number, size, design and focus of preclinical and clinical trials that will be required for approval by the FDA, the EMA or any other foreign regulatory agency varies depending on the device, the disease or condition that the product candidates are designed to address and the regulations applicable to any particular products. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA and other foreign regulatory agencies can delay, limit or deny approval of a product for many reasons, including, but not limited to:

●	a product candidate may not be shown to be safe or effective;
●	the clinical and other benefits of a product candidate may not outweigh its safety risks;
●	we may not be able to enroll enough patients to complete our product studies;
●	clinical trial results may be negative or inconclusive, or adverse medical events may occur during a clinical trial;
●	trial patients may expire from reasons unrelated to our product, impairing our trials;
●	the results of clinical trials may not meet the level of statistical significance required by regulatory agencies for approval;
●	regulatory agencies may interpret data from pre-clinical and clinical trials in different ways than we do;
●	regulatory agencies may not approve the manufacturing process or determine that the manufacturing is not in accordance with current good manufacturing practices, or cGMPs;
●	a product candidate may fail to comply with regulatory requirements; and/or
●	regulatory agencies might change their approval policies or adopt new regulations.

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

The COVID-19 pandemic has disrupted the global economy and has negatively impacted large populations including people and businesses that may be directly or indirectly involved with the operation of our Company and the manufacturing, development, and testing of our product candidates. The full scope and economic impact of COVID-19 is still unknown and there are many risks from COVID-19 that could generally and negatively impact economies and healthcare providers in the countries where we do business, the medical device industry as a whole, and development stage, pre-revenue companies such as HJLI. The primary impacts of COVID-19 to our operations were stay-at-home work requirements, travel restrictions limiting our ability to initiate and continue animal studies and patient trials and disruptions to scheduled meetings with regulatory agencies such as the FDA. Notwithstanding these impacts, we were able to use remote work tools, communications solutions, and other methods to continue our trials and regulatory submissions with minimal impact to our overall development timeline. While many of these restrictions are currently relaxed, there can be no assurance we will be able similarly adjust if they are put back in place in the future. At this time, we have identified the following COVID-19 related risks that we believe have a greater likelihood of negatively impacting our company specific, including, but not limited to:

●	Federal, State and local shelter-in-place directives which limit our employees from accessing our facility to manufacture, develop and test our product candidates;
●	Travel restrictions and quarantine requirements which prevent us from initiating and continuing animal studies and patient trials both inside and outside of the United States;
●	The burden on hospitals and medical personnel resulting in the cancellation of non-essential medical procedures such as surgical procedures needed to implant our product candidates for pre-clinical and clinical trials;
●	Delays in the procurement of certain supplies and equipment that are needed to develop and test our product candidates;
●	Travel restrictions which prevent patients from participating and continuing the participation in clinical trials.

We may engage in future acquisitions or strategic transactions which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management.

In the event we engage in an acquisition or strategic transaction, we may need to acquire additional financing (particularly, if the acquired entity is not cash flow positive or does not have significant cash on hand). Obtaining financing through the issuance or sale of additional equity and/or debt securities, if possible, may not be at favorable terms and may result in additional dilution to our current stockholders. Additionally, any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, an acquisition or strategic transaction may entail numerous operational and financial risks, including the risks outlined above and additionally:

●	exposure to unknown liabilities;
●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products or technologies;
●	higher than expected acquisition and integration costs;
●	write-downs of assets or goodwill or impairment charges;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to retain key employees of any acquired businesses.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and any transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud. If we identify a material weakness in our internal control over financial reporting, our ability to meet our reporting obligations and the trading price of our stock could be negatively affected.

As described in our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020, in connection with our issuance of warrants in a private placement offering in February 2020, we identified a material weakness in our internal control over financial reporting with regard to our failure to record an associated derivative liability on a timely basis. This deficiency did not result in the revision of any of our issued financial statements.

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

To remediate this weakness, we devoted resources, and will continue to devote resources to the remediation and improvement of our internal control over financial reporting, in particular over handling of complex financial accounting issues. As the Company enters into transactions that involve complex accounting issues, it will consult with third party professionals with expertise in these matters as necessary to ensure appropriate accounting treatment for such transactions. Based on this assessment and our remediation plan, our management concluded that our internal control over financial reporting were not effective as of December 31, 2020.

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

We only utilize a few suppliers for porcine and bovine tissue for our two product candidates and the loss of a supplier could have an adverse impact on our business.

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

If we successfully develop our product candidates and are unable to sell or license them to larger medical device companies, we may have to commercialize our products on our own, in which case we would have to demonstrate the efficacy and financial viability of our products to doctors, hospitals, insurance companies, and other stakeholders.

There are multiple stakeholders that determine the success of a medical device, including doctors, hospitals, medical insurance companies, and others. Educating these stakeholders on the benefits of our product candidates will require a significant commitment by a marketing team and sales organization. Surgeons and hospitals may be slow to change their practices because of familiarity with existing devices and/or treatments, perceived risks arising from the use of new devices, lack of experience using new devices, lack of clinical data supporting the benefits of such devices or the cost of new devices. There may never be widespread adoption of our product candidates by surgeons and hospitals. In addition, medical insurance companies would need to understand the costs and benefits of our product candidates compared to the existing standards of care, if they are to provide reimbursement for the cost of our product candidates and the procedures to implant our product candidates. We may have difficulty and may never achieve the market acceptance that we need from doctors, hospitals, medical insurance companies and others that are necessary for a successful product.

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

We currently have no sales and marketing infrastructure and if we are unable to successfully sell and/or license our product candidates to larger medical device companies, we may need to commercialize our product candidates on our own, if approved, and may be unable to do so or may never generate sufficient revenue to achieve or sustain profitability.

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

If it becomes necessary for us to establish a sales and marketing infrastructure, we may not be able to do so or we may not realize a positive return on this investment. We would have to compete with established and well-funded medical device companies to recruit, hire, train and retain sales and marketing personnel. Once hired, the training process is lengthy because it requires significant education of new sales representatives to achieve the level of clinical competency with our products expected by specialists. Upon completion of the training, we expect our sales representatives would typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales personnel, or if our sales representatives do not achieve the productivity levels in the time period we expect them to reach, our revenue will not grow at the rate we expect and our business, results of operations and financial condition will suffer. Also, to the extent we hire sales personnel from our competitors, we may be required to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories. Any of these risks may adversely affect our ability to increase sales of our product candidates. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our product candidates, which would adversely affect our business, results of operations and financial condition.

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

As of December 31, 2020 and 2019, we had available federal net operating loss carryforwards, or NOLs, of approximately $35.0 and $26.1 million. Pre-2018 federal NOLs carryovers of $12.0 million may be carried forward for twenty years and begin to expire in 2029. Under the Tax Act, post-2017 federal NOLs can be carried forward indefinitely and the annual limit of deduction equals 80% of taxable income. However, to the extent the Company utilizes its NOL carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities of the future period tax return in which the attribute is used. As of December 31, 2020, and 2019, the Company had net operating loss carryforwards for state income tax purposes of approximately $35.0 million and $26.1 million, respectively, which can be carried forward for twenty years and begin to expire in 2028.

As of December 31, 2020, we also had federal research and development tax credit carryforwards of approximately $0.2 million which begin to expire in 2027. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a cumulative change in equity ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period) may be subject to limitations on its ability to utilize its NOLs and certain credit carryforwards to offset future taxable income and taxes. We are currently analyzing the tax impacts of any potential ownership changes on our federal NOLs and credit carryforwards. Future changes in our stock ownership, as well as other changes that may be outside of our control, could result in ownership changes. Our NOLs and credit carryforwards may also be limited under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

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

Our product candidates will be subject to extensive governmental regulation in foreign jurisdictions, such as the EEA, and our failure to comply with applicable requirements could cause our business, results of operations and financial condition to suffer.

In the EEA, our product candidates will need to comply with the Essential Requirements set forth in Medical Device Regulation. Compliance with these requirements is a prerequisite to be able to affix a CE mark to a product, without which a product cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE mark to our product candidates, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The conformity assessment procedure requires the involvement of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. The Notified Body would audit and examine the Technical File and the quality system for the manufacture, design and final inspection of our products. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure and quality management system audit conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This Certificate entitles the manufacturer to affix the CE mark to its medical products after having prepared and signed a related EC Declaration of Conformity.

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

In the United States, our product candidates are expected to be regulated as medical devices. Before our medical device product candidates may be marketed in the United States, we must submit, and the FDA must approve a PMA application. For the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. In addition, modifications to products that are approved through a PMA application generally require FDA approval. The time required to obtain approval, clearance or license by the FDA to market a new therapy is unpredictable but typically takes many years and depends upon many factors, including the substantial discretion of the FDA.

Our product candidates could fail to receive regulatory approval, clearance or license for many reasons, including the following:

●	the FDA may disagree with the design or implementation of our clinical trials or study endpoints;
●	we may be unable to demonstrate to the satisfaction of the FDA that our product candidates are safe and effective for their proposed indications or that our product candidates provide significant clinical benefits;
●	the results of our clinical trials may not meet the level of statistical significance required by the FDA for approval, clearance or license or may not support approval of a label that could command a price sufficient for us to be profitable;
●	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the opportunity for bias in the clinical trials as a result of the open-label design may not be adequately handled and may cause our trial to fail;
●	our product candidates may be subject to an FDA advisory committee review, which may be requested at the sole discretion of the FDA, and which may result in unexpected delays or hurdles to approval;
●	the FDA may determine that the manufacturing processes at our facilities or facilities of third-party manufacturers with which we contract for clinical and commercial supplies are inadequate; and
●	the FDA may determine we cannot continue our clinical trials due to adverse patient reactions including patient deaths for reasons unrelated to our products; and
●	the approval, clearance or license policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.

Even if we were to obtain approval, clearance or license, the FDA may grant approval, clearance or license contingent on the performance of costly post-marketing clinical trials or may approve our product candidates with a label that does not include the labeling claims necessary or desirable for successful commercialization of our product candidates. Any of the above could materially harm our product candidates’ commercial prospects.

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

Risks Related to Ownership of Our Securities

The trading price of our securities is likely to be volatile and could be subject to wide fluctuations in response to a variety of factors.

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

We have issued a significant number of options and warrants and may continue to do so in the future. The vesting and, if applicable, exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock.

As of the date of this Annual Report, we have issued and outstanding options to purchase 2,128,181 shares of our common stock with a weighted average exercise price of $10.51 (including 1,888,000 options that may only become exercisable following receipt by the Company of stockholder approval to increase the size of the 2016 Plan sufficiently to permit the exercise in full of such stock options under the 2016 Plan (if the Company’s stockholders do not approve an increase in the size of the 2016 Plan, the options will be void)), 4,942 restricted stock units subject to vesting, and warrants to purchase 4,405,659 shares of our common stock with a weighted average exercise price of $12.39. Further, we have 342,013 shares available for issuance under our Amended and Restated 2016 Omnibus Incentive Plan, the number of shares available under the plan will be increased January 1st (and each January 1st thereafter) by an amount equal to 3% of the total issued and outstanding shares of our common stock as of such anniversary (or such lesser number of shares as may be approved by our Board of Directors). Because the market for our common stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock. Furthermore, the mere existence of a significant number of shares of common stock issuable upon vesting and, if applicable, exercise of these securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

We will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and can be expected to dilute current stockholders’ ownership interests.

Notwithstanding that we have raised approximately $50,400,000 in aggregate net proceeds since January 1, 2020, we will need to raise additional capital in the future. Such additional capital may not be available on reasonable terms or at all. Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business.

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

Future sales or issuances of substantial amounts of our common stock could result in significant dilution.

Any future issuance of our equity or equity-backed securities, including, potentially, the issuance of securities in connection with a merger transaction, may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As stated above, we intend to conduct additional rounds of financing in the future and we may need to raise additional capital through public or private offerings of our common stock or other securities that are convertible into or exercisable for our common stock. We may also issue securities in connection with hiring or retaining employees and consultants (including stock options issued under an equity incentive plan), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board of Directors may at any time authorize the issuance of additional common stock without stockholder approval, subject only to the total number of authorized shares of common stock set forth in our articles of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common stock or other securities may create downward pressure on the trading price of the common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded on Nasdaq or other then-applicable over-the-counter quotation system or exchange.

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our Common Stock.

While we are currently in compliance with Nasdaq’s continued listing requirements, we have received deficiency notices in the past and there is no guarantee that we will be able to continue to meet the continued listing requirements of Nasdaq. In the event we are unable to do so, our securities may be delisted from The Nasdaq Stock Market. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq Marketplace Rules, but our common stock may not be listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the Nasdaq Marketplace Rules.

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

From time to time, we may be subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by our insurance coverage, and even if they are, if claims against us are successful, they may exceed the limits of applicable insurance coverage.

On July 9, 2020, the Company was served with a civil complaint filed in the Superior Court for the State of California, County of Orange by a former employee, Robert Rankin, who resigned his employment on or about March 30, 2020. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01146555-CU-WR-CJC and was filed on May 27, 2020. The complaint asserts several causes of action, including a cause of action for failure to timely pay Mr. Rankin’s accrued and unused vacation and three months’ severance under his July 16, 2018 employment agreement with the Company. Mr. Rankin alleges that he was forced to resign, however, we believe that he did not give the Company notice or an opportunity to cure the allegations. The complaint seeks, inter alia, back pay, unpaid wages, compensatory damages, punitive damages, attorneys’ fees, and costs. On September 3, 2020 the Company and its Chief Executive Officer were served with a second complaint filed in the Superior Court for the State of California, County of Orange by Mr. Rankin. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01157857 and was filed on August 31, 2020. The complaint asserts several causes of action, including defamation, unlawful labor code violations, sex-based discrimination, unfair competition, and seeks damages for lost wages, emotional and mental distress, consequential damages, punitive damages and attorney’s fees and costs. The Company intends to vigorously defend the claims, investigate the allegations, and assert counterclaims. Mr. Rankin resigned as the Company’s Chief Financial Officer, Secretary and Treasurer on March 30, 2020.

ITEM 4.	Mine and Safety Disclosure

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on Nasdaq under the symbol “HJLI” on May 31, 2018. Our warrants issued as part of the units consisting of one share of common stock and one warrant to purchase commons stock sold to the public through the initial public offering began trading on Nasdaq under the symbol “HJLIW” on May 31, 2018.

Holders of Record

On March 25, 2021, the closing price per share of our common stock and listed warrants were $6.68 and $0.35, respectively as reported on The Nasdaq Capital Market. We had approximately 79 stockholders of record and 1 listed warrant holder of record as of March 25, 2021. On March 25, 2021 there were 8,503,636 shares of our common stock issued and outstanding and 69,000 shares of common stock issuable upon exercise of listed warrants issued and outstanding. In addition, we believe that a significant number of beneficial owners of our common stock and listed warrants hold their shares in street name.

Securities Authorized for Issuance under Equity Compensation Plan

The following information is as of December 31, 2020.

Plan Category	Number of securities to issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	215,631	$31.48	370,725
Equity compensation plans not approved by security holders	-	-	-
	215,631	$31.48	370,725

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

Overview

Hancock Jaffe Laboratories, Inc. is a medical device company developing tissue based solutions that are designed to be life sustaining or life enhancing for patients with cardiovascular disease, and peripheral arterial and venous disease. The Company’s products are being developed to address large unmet medical needs by either offering treatments where none currently exist or by substantially increasing the current standards of care. Our products which we are developing include: the VenoValve®, a porcine based device to be surgically implanted in the deep venous system of the leg to treat a debilitating condition called chronic venous insufficiency (“CVI”); and the CoreoGraft®, a bovine based conduit to be used to revascularize the heart during coronary artery bypass graft (“CABG”) surgeries. Both of these products are currently being developed for approval by the U.S. Food and Drug Administration (“FDA”). Our current senior management team has been affiliated with more than 50 products that have received FDA approval or CE marking. We currently lease a 14,507 sq. ft. manufacturing facility in Irvine, California, where we manufacture products for our clinical trials and which has previously been FDA certified for commercial manufacturing of product.

Each of our products will be required to successfully complete significant clinical trials to demonstrate the safety and efficacy of the product before it will be able to be approved by the FDA.

Results of Operations

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

Net Loss

We reported net losses of $9,135,486 and $7,625,397 for the years ended December 31, 2020 and 2019, respectively, representing an increase in net loss of $1,510,089 or 20%, resulting from, as described in further detail below, an increase in operating expenses of $2,017,393, a loss on other expenses of $215,906, a decrease of $46,176 in interest income, net, and a decrease of $31,243 in royalty income, partially offset by a decrease in the loss on impairment of intangible assets of $588,822 and an increase in the gain on the change in fair value of derivative liabilities of $211,807.

Revenues

There were no revenues earned during the year ended December 31, 2020. Revenue during the year ended December 31, 2019 was $31,243 as a result of royalty income. Royalty income was earned in 2019 pursuant to the terms of our March 2016 asset sale agreement with LeMaitre Vascular, Inc., which three-year term ended on March 18, 2019. Since March 18, 2019, we no longer generate royalty revenue and we do not expect to generate any other royalty revenues until one of our product candidates secure regulatory approval and is licensed or otherwise marketed, if ever.

As a developmental stage company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates.

Selling, General and Administrative Expenses

For the year ended December 31, 2020, selling, general and administrative expenses were flat, showing a small decrease of $28,736 or 1%, to $4,882,877 from $4,911,613 for the year ended December 31, 2019. This is the net of increases in legal expense of $223,000 primarily related to the contemplated merger with Catheter Precision that the Company did not move forward with, increased compensation expense of $191,000 due to personnel changes and a management bonus in 2020, and an increase in insurance expense of $187,000 primarily from the Company’s D&O insurance, offset by a decrease in share based compensation of $246,000 as 2019 included expenses related to equity granted in a settlement with a consultant, a $181,000 decrease in travel expenses due to pandemic related travel restrictions in 2020, a $94,000 decrease in outside services, and an $109,000 decrease in other office expense due to fewer personnel in the office during portions of the 2020 year.

Research and Development Expenses

For the year ended December 31, 2020, research and development expenses increased by $2,046,129 or 93%, to $4,252,249 from $2,206,120 for the year ended December 31, 2020. The increase is primarily due to $500,000 for software to manage compliance reporting and risk management for the VenoValve pivotal trial, $411,000 for the Good Lab Practices (GLP) animal safety study related to the IDE submission to the FDA, $102,000 for the VenoValve first in man study which continued into 2020 from 2019, $155,000 for a regulatory study also related to the IDE submission, $254,000 in increased lab supplies in preparation for the IDE study, $50,000 for consultants related to the GLP animal study and regulatory matters $300,000 to manage compliance reporting and risk management of the Coreograft clinical study, $112,000 for the Coreograft first-in man study started in 2020, and increased salaries and benefits expenses of $143,000 due to additional personnel hired in 2020.

Interest (Income) Expense, Net

For the year ended December 31, 2020, interest income, net decreased by $46,176 or 93%, to $3,739 in interest income, net from $49,915 in interest income, net for the year ended December 31, 2019, due to lower interest rates and lower investable balances in 2020 as compared to 2019. Interest income of $3,739 and $50,848 was earned during the year ended December 31, 2020 and 2019, respectively.

Change in Fair Value of Derivative Liability

For the year ended December 31, 2020, we recorded a gain on the change in fair value of derivative liabilities of $211,807. Our derivative liabilities were related to warrants issued in connection with our Bridge Offering.

Loss on Impairment

On May 10, 2013, the Company purchased United States Patent 7,815,677, “lntraparietal Aortic Valve Reinforcement Device and a Reinforced Biological Aortic Valve” from Leman Cardiovascular, S.A, which protects the critical design components and function relationships unique to the Company’s bio-prosthetic heart valve (“BHV”). The BHV is a bioprosthetic, pig heart valve designed to function like a native heart valve and early clinical testing has demonstrated that the BHV may be suitable for the pediatric population, as it accommodates for the growth concomitant with the patient. In accordance with Accounting Standards Codification 360-10 - Impairment of Long-Lived and Disposable Assets, the Company is required to test for impairment if certain criteria are present. The Company determined during the fourth quarter 2019 that based on limited R&D resources that are currently devoted to the development of the VenoValve and CoreoGraft products, it unlikely to continue the development of the BHV in the near future. Therefore, the Company recorded an impairment loss of $588,822, equal to the remaining unamortized value of the BHV as of December 31, 2019. We did not record any impairment loss in 2020.

Other Expenses

Other expenses in 2020 primarily consisted of a $33,664 charge for warrants to purchase 6,400 shares of common stock issued to a consultant, a $122,200 expense for warrants issued to certain participants in the exchange of preferred stock for common stock, and a $32,240 expense for repricing of warrants issued to the placement agent in the Company’s February 2020 private placement.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities for the year ended December 31, 2020. Since inception, we have funded our operations primarily through our IPO, private and public offerings of equity and private placement of convertible debt securities as well as modest revenues from royalties, contract research and sales of the ProCol Vascular Bioprosthesis.

Net cash used in operating activities for the year ended December 31, 2020 increased by $1,780,810 or 30%, to $7,677,210 from $5,896,400 for the year ended December 31, 2019 primarily as a result of the higher net loss of $9,135,486 in 2020 as compared to $7,625,397 in 2019, an increase of $1,510,089, and decreases in in operating assets and liabilities for the year ended December 31, 2020 as compared to 2019.

Net cash used in investing activities for the year ended December 31, 2020 decreased by $183,600 or 50% to $180,291 from $363,891 for the year ended December 31, 2019 as a result of the decrease in our purchase of property and equipment. Purchase of property and equipment for the year ended December 31, 2020 was $180,291 and primarily consisted of approximately $123,000 for lab and test equipment, and $52,000 for other computer equipment and software. Purchase of property and equipment for the year ended December 31, 2019 was $363,891 and primarily consisted of approximately $210,000 for software to manage compliance, reporting and risk management of the VenoValve clinical study, approximately $120,000 for Hydrodynamic Test System for measuring characteristics of the VenoValve, approximately $24,000 for computer equipment and software and approximately $11,000 for engineering design software. The software purchased to manage compliance reporting and risk management provides live access, tracking and multiple project management reports to enhance study data and metrics reporting in those studies.

Net cash provided by financing activities for the year ended December 31, 2020 increased by $9,437,867 or 167% to $15,074,799 from $5,636,932 for the year ended December 31, 2019. During 2020, the Company raised an aggregate of $14,762,099 in net proceeds in private and public placements of its common stock and of its preferred stock. During 2020, the Company raised $570,341 in net proceeds in a private placement of its common stock, $1,358,102 in net proceeds in a private placement of its Series C Convertible Preferred Stock, $9,847,901 in net proceeds in public offerings of its common stock, $2,985,755 in net proceeds from warrant exercises for its common stock, and $312,700 from a loan pursuant to the Paycheck Protection Program under the CARES Act.

During 2019, the Company raised $2,317,276 in net proceeds in the private placement offering of its common stock to certain accredited investors, and $3,319,656 in net proceeds in the public follow-on offering of its common stock.

On February 11, 2021, the Company raised approximately $38,143,000 in a public offering of its common stock and warrants to purchase common stock resulting in an immediate and substantial improvement in our liquidity.

We measure our liquidity in a variety of ways, including the following:

	December 31, 2020	December 31, 2019

Cash (excluding restricted cash)	$9,334,584	$1,307,231
Working capital (deficiency)	$6,382,818	$(452,434)

Based upon our cash and working capital as of December 31, 2020, and the proceeds from the offering closed on February 11, we have sufficient capital resources to meet our obligations as they become due within one year after the date of this Annual Report and sustain operations.

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

The following table summarizes the Company’s revenue recognized in the accompanying statements of operations:

	For the Years Ended
	December 31,
	2020	2019
Royalty income	-	$31,243
Total Revenues	$-	$31,243

Royalty income was earned pursuant to the terms of our March 2016 asset sale agreement with LeMaitre Vascular, Inc., which three-year term ended on March 18, 2019. After March 18, 2019, we will not receive any royalty revenue from LeMaitre Vascular, Inc.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

Information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less is not disclosed. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2020.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, deferred revenue is recorded until the performance obligations are satisfied. The Company had deferred revenue of $33,000 as of December 31, 2020 and December 31, 2019 related to cash received in advance for contract research and development services pursuant to the HJLA Agreement.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $9,084,584 and $1,867,286 as of December 31, 2020 and 2019, respectively.

During the year ended December 31, 2019, 100% of the Company’s revenues were from royalties earned from the sale of product by LeMaitre. The three-year Post-Acquisition Supply Agreement from which the Company earned royalty from the sale of product by LeMaitre ended on March 18, 2019.

Subsequent Events

We discuss events that have occurred after the balance sheet date through the date the financial statements are issued in Note 17 to the Financial Statements.

Recent Accounting Pronouncements

We discuss the effect of recently issued accounting pronouncements in Note 3 to the Financial Statements.

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

Evaluation of Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2020, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal controls over financial reporting described below.

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

Management’s Report on Internal Control Over Financial Reporting

As a result of ongoing remediation efforts, there was a material change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on our assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the existence of a material weakness in our internal controls over complex equity transactions. A material weakness in internal control is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. The material weakness related to accounting for warrants issued in connection with our February 25, 2020 financing, in which we did not record an associated derivative liability on a timely basis. At the time of issuance, the Company sought and received technical accounting guidance on the accounting treatment for the derivative liability. However, due to personnel changes, the existence of the guidance was not known to new finance personnel. This deficiency did not result in the revision of any of our previously issued financial statements. However, if not addressed, the deficiency could have resulted in material misstatement in the future. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

To remediate this weakness, we devoted resources, and will continue to devote resources to the remediation and improvement of our internal control over financial reporting, in particular over handling of complex financial accounting issues. As the Company enters into transactions that involve complex accounting issues, it will consult with third party professionals with expertise in these matters as necessary to ensure appropriate accounting treatment for such transactions.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 has not been audited by our auditors, Marcum LLP.

Item 9B.	Other Information

Not Applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Listed below are the names of the directors and executive officers of the Company, their ages as of the date of this Annual Report, their positions held and the year they commenced service with the Company.

Name	Age	Position(s) Held	Year of Service Commencement
Robert A. Berman	58	Director, Chief Executive Officer	2018
Craig Glynn	59	Chief Financial Officer and Treasurer	2020
Dr. Francis Duhay	60	Director	2018
Dr. Sanjay Shrivastava	53	Director	2018
Matthew M. Jenusaitis	59	Director	2019
Robert C. Gray	74	Director	2019
Marc H. Glickman, M.D.	71	Senior Vice President and Chief Medical Officer	2016

Robert A. Berman has served as our Chief Executive Officer and a member of our board of directors since April 2018. From September 2017 to March 2018, Mr. Berman worked as an independent strategic business consultant. From September 2012 to July 2017, he served as the President, Chief Executive Officer, and a member of the board of directors of ITUS Corporation (now called Anixa Biosciences), a Nasdaq listed company, that develops a liquid biopsy technology for early cancer detection. Prior to ITUS Corporation, from March 2007 to September 2012, Mr. Berman was the Chief Executive Officer of VIZ Technologies, a start-up company which developed and licensed a beverage dispensing cap, and he was the founder of IP Dispute Resolution Corporation, a company focused on intellectual property licensing. From 2000 to March 2007, Mr. Berman was the Chief Operating Officer and General Counsel of Acacia Research Corporation, which was a publicly traded company engaged in the licensing and enforcement of patented technologies. Prior thereto, Mr. Berman was a Director of Business Development at QVC where he developed and selected products for on-air sales and distribution. Mr. Berman started his career at the law firm of Blank Rome LLP. He has a Bachelor of Science in Entrepreneurial Management from the Wharton School of the University of Pennsylvania and holds a Juris Doctorate degree from the Northwestern University Pritzker School of Law, where he serves as an adjunct faculty member. We believe Mr. Berman is qualified to serve as a member of our board of directors because of his experience in broad variety of areas including healthcare, finance, acquisitions, marketing, compliance, turnarounds, and the development and licensing of emerging technologies.

Dr. Francis Duhay has served as member of our board of directors since October 2018. A trained cardiac and thoracic surgeon, Dr. Duhay has served the President and Chief Operating officer of Aegis Surgical Inc. and Atrius Inc., makers of cardiac accessory devices, since 2016, and as a Partner in K5_Ventures, an early stage venture fund since 2017. Dr. Duhay is the former Chief Medical Officer at Edwards Life Sciences, a world leader in heart valve products, where he led medical and clinical affairs for transcatheter and surgical heart valves. During his tenure at Edwards Life Sciences, from 2008 to 2016, Dr. Duhay led the preparation and submission, and ultimate regulatory approval, of two FDA Premarket Approval (PMA) applications for transcatheter and surgical heart valve therapies and was responsible for the design and execution of the applicable clinical trials. From April 2008 to October 2011, Dr. Duhay was also the Vice President and General Manager of the Ascendra™ transcatheter heart valve business unit at Edwards, where he grew the unit from sixteen to eighty employees and contributed to annual growth in sales from $3 million to $250 million. From 1998 to 2003, Dr. Duhay served as the Chief of the Department of Cardiothoracic Surgery and Cardiology at Kaiser Permanente. Dr. Duhay has also served as an industry representative and clinical expert, and a member of the working group for ISO 5840, the international quality standard for the design, development, and testing of heart valves. Dr. Duhay received his MBA from the University of Hawaii - Shidler College of Business and received his board certification for Cardiothoracic Surgery and General Surgery from the Duke University School of Medicine and from the University of California, San Francisco, respectively. We believe that Dr. Duhay is qualified to serve as a member of our board of directors because he is a trained cardiac and thoracic surgeon and former Chief Medical Officer at Edwards Life Sciences.

Dr. Sanjay Shrivastava has served as a member of our board of directors since October 2018. He has been involved in developing, commercializing, evaluating, and acquiring medical devices for more than 18 years, including serving in Chief Executive Officer and board of director positions at several medical device start-ups, and leadership positions in research and development, business development, and marketing at BTG (from 2017 to 2018), Medtronic (2007 to 2017), Abbott Vascular (2003 to 2007), and Edwards Life Sciences (2000 to 2003). He is presently the Director of Business Development at Johnson & Johnson and a co-founder and board member of BlackSwan Vascular, Inc. While working as a vice president, upstream marketing and strategy at BTG, a medical device and specialty pharmaceutical company with annual revenue of about $800 million, Dr. Shrivastava worked on several acquisition and investment deals. At Medtronic, Dr. Shrivastava was the Director of Global Marketing for the Cardiac and Vascular Group where he helped build the embolization business, from its initiation to a substantial revenue with a very high CAGR over a period of six years. Dr. Shrivastava was a Manager of Research and Development for the peripheral vascular business at Abbott Vascular and a Principal Research and Development Engineer for Trans-Catheter heart valves at Edwards Life Sciences. Dr. Shrivastava received his Bachelor of Science in engineering at the Indian Institute of Technology, and his Doctorate of Philosophy in materials science and engineering from the University of Florida. We believe that Dr. Shrivastava is qualified to serve as a member of our board of directors because of having served in Chief Executive Officer and board of director positions at several medical device start-ups, and leadership positions in research and development, business development, and marketing at BTG, Medtronic, Abbott Vascular, and Edwards Life Sciences.

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

Craig Glynn was hired as our interim Chief Financial Officer in April 2020 and has subsequently been elevated to our fulltime Chief Financial Officer effective January 2021. Mr. Glynn has more than thirty-five years of experience providing financial services to a variety of public and private companies, including in the role as Chief Financial Officer. In 2012, Mr. Glynn founded Edward Thomas Associates, a firm that provides public and private companies with accounting and finance services, including chief financial officer services. Mr. Glynn has been a Managing Director of Edward Thomas Associates since 2012. Mr. Glynn has a proven record of success managing the financial aspects of dynamic organizations either as a member of the management team or in a consulting capacity. He started his career as an auditor with Deloitte and went on to be the CFO and Controller of several technology, manufacturing, and distribution companies. Mr. Glynn earned his BS and MS degrees in Accounting from California State University Northridge. He is a member of the American Institute of CPAs.

Family Relationships

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2020 other than as follows:

Matthew M. Jenusaitis filed late a Form 4 reporting the grant pursuant to Rule 16b-3(d) of (i) an option to purchase 4,000 shares of common stock granted in July 2020 which fully vested during 2020 with an exercise price of $10.00 per share and (ii) $40,000 of restricted stock granted in July 2020 which fully vested during 2020.

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

Class I Directors (serving until the 2021 Annual Meeting of Stockholders, or until their earlier death, disability, resignation or removal):

Dr. Francis Duhay* and Dr. Sanjay Shrivastava*

Class II Directors (serving until the 2022 Annual Meeting of Stockholders, or until their earlier death, disability, resignation or removal):

Matthew M. Jenusaitis*, Robert A. Berman

Class III Director (serving until the 2023 Annual Meeting of Stockholders, or until his earlier death, disability, resignation or removal):

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

Meetings of the Board and Stockholders

Our board of directors met in person and telephonically five times during 2020 and also acted by unanimous written consent. There were four Audit Committee meetings, one Compensation meeting and one Nominating and Corporate Governance meeting held in 2020. Our board of directors had 100% attendance for the Annual Meeting that was held on December 17, 2020. It is our policy that all directors must attend all stockholder meetings, barring extenuating circumstances.

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

Audit Committee

Our audit committee consists of Mr. Gray, who is the chair of the audit committee, Mr. Jenusaitis and Dr. Shrivastava. Our board of directors has determined that each of the members of our audit committee satisfies the Nasdaq Marketplace Rules and SEC independence requirements. The functions of this committee include, among other things:

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

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2020 and 2019. Individuals we refer to as our “named executive officers” include our current Chief Executive Officer, our current and previous Chief Financial Officer and our other most highly compensated executive officer whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2020.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Robert A. Berman	2020	400,000		200,000	478,171	(4)			15,808	(8)	1,093,979
Chief Executive Officer	2019	400,000							15,285	(9)	415,285
Robert A. Rankin	2020	73,077	(1)						10,586	(10)	83,663
Former Chief Financial Officer, Secretary and Treasurer	2019	250,000							44,195	(11)	294,195
Craig Glynn Chief Financial Officer	2020	143,000	(2)		32,020	(5)					175,020
Marc H. Glickman, M.D.	2020	350,000		50,000	321,928	(6)			53,976	(12)	775,904
Chief Medical Officer and Senior Vice President	2019	322,115	(3)	-	49,095	(7)	-	-	50,814	(13)	422,024

(1)	Mr. Rankin’s annual base salary rate under his employment agreement was $250,000. Mr. Rankin resigned as the Company’s Chief Financial Officer, Secretary and Treasurer on March 30, 2020. Amounts in this column for Mr. Rankin reflect his base salary earned for 2020.

(2)	Mr. Glynn served as our Chief Financial Officer on an interim basis during 2020. Amounts in this column for Mr. Glynn include the amounts paid to him in that capacity during 2020. In January 2021, the board of directors elevated Mr. Glynn to permanent Chief Financial Officer. The company entered into an employment agreement with Mr. Glynn in February 2021.

(3)	Beginning July 26, 2019, Dr. Glickman’s annual base salary rate under his employment agreement dated July 26, 2019, which superseded his prior employment agreement, was $350,000. Amounts in this column for Dr. Glickman reflect his base salary earned for 2019.

(4)	Represents the grant date fair value of 40,000 stock options granted on July 18, 2020, computed in accordance with FASB ASC Topic 718. The options vest monthly over a three-year period. Also included is the fair value of his existing 43,209 options that were repriced from $124.75 per share to $10.00 per share.

(5)	Represents the grant date fair value of 4,000 stock options granted on July 18, 2020, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three-year period.

(6)	Represents the grant date fair value of 40,000 stock options granted on July 18, 2020, computed in accordance with FASB ASC Topic 718. The options vest monthly over a three-year period.

(7)	Represents the grant date fair value of 7,200 stock options granted on July 26, 2019, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three year period. Also included is the fair value of his existing 7,380 options that were repriced from $250.00 per share to $50.00 per share in connection with entering the July 26, 2019 employment agreement.

(8)	Includes company paid healthcare of $1,404 and 401(k) match of $14,404.

(9)	Includes company paid healthcare of $1,285 and 401(k) match of $14,000.

(10)	Includes company paid healthcare of $7,221 and 401(k) match of $3,365.

(11)	Includes company paid healthcare of $31,695 and 401(k) match of $12,500.

(12)	Includes company paid healthcare of $39,691 and 401(k) match of $14,285.

(13)	Includes company paid healthcare of $36,814 and 401(k) match of $14,000.

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

Robert A. Berman

On March 30, 2018, we entered into an employment agreement with Robert A. Berman, our current Chief Executive Officer and director. Pursuant to the terms of his employment agreement, Mr. Berman’s base salary is $400,000, subject to annual review and adjustment at the discretion of our compensation committee, and he will be eligible for an annual year-end discretionary bonus of up to 50% of his base salary, subject to the achievement of key performance indicators, as determined by our compensation committee. The initial term of Mr. Berman’s employment agreement may be terminated at anytime with or without cause and with or without notice or for good reason thereunder. In connection with his employment, Mr. Berman received an initial equity grant of an option to purchase 43,209 options with 8,642 vesting on the date of his Employment Agreement, March 30, 2018, and the remaining 80% vesting ratably on a monthly basis over the following 24 months. In February 2021, the board of directors approved an option grant to Mr. Berman to purchase 838,000 shares of common stock at an exercise price of $8.20 per shares (the closing price of the Company’s common stock on February 18, 2021). The stock option vests in equal quarterly installments over a two year period, however the stock options may only become exercisable following receipt by the Company of stockholder approval to increase the size of the 2016 Plan sufficiently to permit the exercise in full of such stock options under the 2016 Plan (if the Company’s stockholders do not approve an increase in the size of the 2016 Plan, the options will be void). Additionally, the board of directors paid Mr. Berman a cash bonus of $200,000.

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

Robert A. Rankin

On July 16, 2018, the Company entered into an employment agreement with Mr. Rankin which provides for an annual base salary of $250,000 as well as standard employee insurance and other benefits. Pursuant to this agreement, Mr. Rankin is eligible for annual salary increases at the discretion of our board of directors as well as an annual year-end discretionary bonus of up to 30% of his base salary, subject to the achievement of key performance indicators, as determined by the board and the Chief Executive Officer of the Company in their sole discretion. In connection with his employment, Mr. Rankin received an initial equity grant of an option to purchase 6,000 options with 2,000 options vesting on July 16, 2019 and the remaining 4,000 vesting on a quarterly basis over the following two-year period. Mr. Rankin’s options were forfeit as a result of his resignation.

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

Effective March 30, 2020, Mr. Rankin resigned from the Company.

Craig Glynn

On February 19, 2021, the Company entered into an employment agreement with Mr. Glynn, in connection with Mr. Glynn’s elevation to full time Chief Financial Officer in addition to treasurer and secretary of the Company. Pursuant to the employment agreement, Mr. Glynn will earn $225,000 per year. In addition, Mr. Glynn will receive stock options to purchase 324,000 shares of common stock of the Company at an exercise price of $8.20 per shares (the closing price of the Company’s common stock on February 18, 2021). The stock options vest in equal quarterly installments over a three year period with a six month cliff, however the stock options may only become exercisable following receipt by the Company of stockholder approval to increase the size of the 2016 Plan, sufficiently to permit the exercise in full of such stock options under the Plan (if the Company’s stockholders do not approve an increase in the size of the 2016 Plan, the options will be void). The employment agreement further provides that Mr. Glynn is entitled to participate in any employee benefit plans that the Company has adopted or may adopt.

Pursuant to the terms of the employment agreement, Mr. Glynn’s employment agreement is terminable due to Mr. Glynn’s disability or death, for “Cause” (as defined in the employment agreement) or without “Cause” by the Company, and for “Good Reason” (as defined in the employment agreement) or voluntarily by Mr. Glynn. In the event of Mr. Glynn’s death or disability, or termination for “Cause” by the Company or without “Good Reason” by Mr. Glynn, Mr. Glynn (or his estate) is entitled to receive any unpaid base salary through the termination date, reimbursement for unreimbursed business expenses, accrued but unused vacation time in accordance with the Company’s policy and any other payments or benefits that Mr. Glynn as entitled to in accordance with any Company benefit plans (collectively, the “Accrued Benefits”). Upon termination without “Cause” (other than by reason of death or disability) or resignation for “Good Reason,” Mr. Glynn will be entitled to three months of severance for each year Mr. Glynn is employed up to one year of severance, in addition to all Accrued Benefits. Any outstanding unvested securities owned by Mr. Glynn on the termination date will vest (or terminate) in accordance with the terms of such grant.

Prior to his full time role as Chief Financial Officer, on April 6, 2020 he was appointed as Interim Chief Financial Officer and Interim Treasurer. For his services as Interim Chief Financial Officer and Interim Treasurer, Mr. Glynn was paid $10,000 per month of employment.

Marc H. Glickman, M.D.

On July 22, 2016, we entered into an employment agreement with Marc H. Glickman, M.D., our Senior Vice President and Chief Medical Officer (the “Pre-existing Employment Agreement”). Pursuant to the terms of his Pre-existing Employment Agreement, Dr. Glickman’s base salary is $300,000, subject to annual review and adjustment at the discretion of our board of directors, and he will be eligible for an annual year-end discretionary bonus of up to 50% of his base salary, subject to the achievement of key performance indicators, as determined by our board of directors. In connection with his Pre-existing Employment Agreement, Dr. Glickman received an initial equity grant of an option to purchase up to 7,380 shares of our common stock with 20% of the shares vesting immediately and 80% vesting on a monthly basis over 24 months thereafter. The initial term of Dr. Glickman’s Pre-existing Employment Agreement ended on December 31, 2018 and was automatically extended for additional three-year terms.

On July 26, 2019, we entered into an employment agreement with Dr. Glickman (the “New Employment Agreement”) that supersedes the terms of the Pre-existing Employment Agreement. Pursuant to the terms of the New Employment Agreement, Dr. Glickman’s base salary is $350,000 per year, subject to annual review and adjustment at the discretion of the Board. In connection with entering into the New Employment Agreement, Dr. Glickman’s existing seven thousand three hundred and eighty (7,380) options (“Existing Options”) to purchase Company common stock at two hundred and fifty dollars ($250.00) per share until October 1, 2026, were repriced to fifty dollars ($50.00) per share. Additionally, Dr. Glickman, in connection to the New Employment Agreement, was granted stock options for the right to purchase seven thousand two hundred (7,200) common stock at a price equal to two dollars ($50.00) per share exercisable until July 26, 2029, which shall vest quarterly over a three (3) year period. In February 2021, the board of directors approved an option grant to Dr. Glickman to purchase 406,000 shares of common stock at an exercise price of $8.20 per shares (the closing price of the Company’s common stock on February 18, 2021). The stock option vests in equal quarterly installments over a two year period, however the stock options may only become exercisable following receipt by the Company of stockholder approval to increase the size of the 2016 Plan sufficiently to permit the exercise in full of such stock options under the 2016 Plan (if the Company’s stockholders do not approve an increase in the size of the 2016 Plan, the options will be void). Additionally, the board of directors paid Mr. Berman a cash bonus of $50,000.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by our named executive officers as of December 31, 2020.

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Robert A. Berman,	43,209	(1)	-	(1)	N/A	$10.00	September 23, 2028
Chief Executive Officer	6,000	(2)	34,000	(2)		$10.00	July 18, 2030

Marc H. Glickman, M.D.	3,000	(3)	4,200	(3)	N/A	$50.00	July 25, 2029
Chief Medical Officer and Senior Vice President	7,380	(3)	-		N/A	$50.00	October 1, 2026
	6,000	(2)	34,000	(2)	-	$10.00	July 18, 2030

Craig Glynn, Chief Financial Officer (5)	600	(4)	3,400	(4)	N/A	$10.00	July 18, 2030

(1)	Options were granted on September 24, 2018, and vested 20% on the date of his Employment Agreement, March 30, 2018, and the remaining 80% vests ratably on a monthly basis over the 24 months following the date of his Employment Agreement.
(2)	Options were granted on July 18, 2020 and vest ratably on a monthly basis over 36 months.
(3)	On July 26, 2019, the Company entered a new employment agreement with Dr. Glickman that superseded the terms of his existing employment agreement. In connection with entering into the new employment agreement, Dr. Glickman’s existing 7,380 options that were granted on October 1, 2016 were repriced from $250.00 to $50.00 per share. Additionally, on July 26, 2019, Dr. Glickman was granted 7,200 options at $50.00 per share vesting quarterly over a three-year period.
(4)	Options were granted on July 18, 2020 and vest ratably on a quarterly basis over three years.
(5)	Mr. Glynn was elevated to permanent Chief Financial Officer in January 2021.

Employee Benefit Plans

Amended and Restated 2016 Omnibus Incentive Plan

On October 1, 2016, our board of directors and our stockholders adopted and approved the Hancock Jaffe Laboratories, Inc. 2016 Omnibus Incentive Plan, and, subsequently, on April 26, 2018, our board of directors and our stockholders adopted and approved the Amended and Restated 2016 Omnibus Incentive Plan which was subsequently amended by Amendment No. 1 to the Amended and Restated 2016 Omnibus Incentive Plan following receipt of stockholder approval on December 17, 2020 (as amended, the “2016 Plan”). The principal features of the 2016 Plan are summarized below. This summary is qualified in its entirety by reference to the text of the 2016 Plan, which is filed as an exhibit to the registration statement of which this prospectus is a part.

Share Reserve

We have reserved 600,000 shares of our common stock for issuance under the 2016 Plan, plus an annual increase on each January 1st by an amount equal to 3% of the total issued and outstanding shares of our common stock as of such date (or such lesser number of shares as may be determined by our board of directors), all of which may be granted as incentive stock options under Code Section 422. The shares of common stock issuable under the 2016 Plan will consist of authorized and unissued shares, treasury shares or shares purchased on the open market or otherwise, all as determined by our company from time to time.

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

Director Compensation

The Board determines the form and amount of director compensation after its review of recommendations made by the Compensation Committee. A substantial portion of each director’s annual retainer is in the form of equity. Under the Company’s nonemployee director compensation program members of the Board who are not also Company employees (“Non-Employee Directors”) are granted eight hundred (800) options and restricted stock units (“RSUs”) worth up to twenty-five thousand dollars ($25,000) per annum (the “Annual Award”). A Non-Employee Director who is newly appointed to the Board other than in connection with an annual meeting of stockholders will generally receive a grant of two thousand four hundred (2,400) options and RSUs worth up to seventy-five thousand dollars ($75,000) upon appointment (an “Initial Award”), which covers their compensation for their first three years of service. The Initial Award and Annual Award to Non-Employee Directors will vest as long as they remain directors in equal annual portions over three years following the date in which the award is granted. On February 18, 2021, the board agreed to change 2021 director compensation to eliminate the RSU component of its annual director compensation and increase the stock option component from options for stock worth up to $25,000, to options for stock worth up to $37,500.

The table below shows the compensation paid to our non-employee directors during 2020 and 2019.

Name		Fees earned or paid in cash	Stock awards ($)		Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation($)	Total ($)
Francis Duhay,	2020	$20,000	$25,000	(1)	$31,180	(2)	-	-	-	$76,180
M.D.	2019	-	-		-		-	-	-	-
Dr. Sanjay	2020	$25,000	$25,000	(1)	$31,180	(2)	-	-	-	$81,180
Shrivastava	2019	-	-		-		-	-	-	-
Robert Gray	2020	$27,500	$25,000	(1)	$31,180	(2)				$83,680
	2019		$75,000	(3)	$7,800	(4)				$82,800
Matthew Jenusaitis	2020	$25,000	$25,000	(1)	$31,180	(2)				$81,180
	2019	-	$75,000	(3)	$7,800	(4)				$82,800

(1) Under the Company’s nonemployee director compensation program, Dr. Duhay, Dr. Shrivastava, Mr. Gray and Mr. Jenusaitis were each granted 2,500 Restricted Stock Grants on July 17, 2020, which based on the Company’s closing stock price on the grant date were valued at $10.00 per share. These Restricted Stock Grants fully vested on December 31, 2020.

(2) Under the Company’s nonemployee director compensation program, Dr. Duhay, Dr. Shrivastava, Mr. Gray and Mr. Jenusaitis were each granted 4,000 options to purchase shares of our common stock on July 17, 2020 at an exercise price of $10.00 per share. The options were valued at $7.80 per share as of the date of the grant. All of these options vest in equal quarterly portions from the grant date through December 31, 2020, such that they are fully vested at December 31, 2020, and valued in accordance with FASB ASC Topic 718.

(3) Under the Company’s nonemployee director compensation program, Messrs. Gray and Jenusaitis in connection with their appointment to the BOD on September 13, 2019 were each granted 3,125 Restricted Stock units, which based on the Company’s closing stock price on the grant date were valued at $24 per unit. These units vest in equal annual portions on the 9/13/2020, 9/13/2021 and 9/3/2022

(4) Under the Company’s nonemployee director compensation program, Messrs. Gray and Jenusaitis in connection with their appointment to the BOD on September 13, 2019 were each granted 2,400 options to purchase shares of our common stock at an exercise price of $50 per share. The options were valued at $3.25 per share as of the date of the grant. All of these options vest in equal quarterly portions over a 3 year period starting from September 13, 2019 and valued in accordance with FASB ASC Topic 718.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 22, 2021, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.

Applicable percentage ownership is based on 8,503,636 shares of common stock outstanding as the date of this Form 10-K. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or dispositive power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 22, 2021. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and dispositive power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

	Beneficial Ownership
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage
5% Stockholders
Analytica Ventures, Inc. (2)	954,142	10.1%
Empery Asset Management LLC(3)	571,428	6.3%
CVI Investments, Inc. (4)	435,714	4.9%
Named Executive Officers and Directors
Robert A. Berman (5)	53,944	0.6%
Marc Glickman, M.D.(6)	21,580	*
Craig Glynn (7)	1,000	*
Francis Duhay, M.D. (8)	10,698	*
Dr. Sanjay Shrivastava (9)	9,918	*
Robert Gray(10)	10,160	*
Matthew Jenusaitis (11)	10,160	*
All directors and executive officers as a group (7 persons)	117,460	4.1%

* Represents beneficial ownership of less than 1%.

(1)	Except as otherwise noted below, the address for each person or entity listed in the table is c/o Hancock Jaffe Laboratories, Inc., 70 Doppler, Irvine, California 92618.
(2)

Analytica Ventures, Inc. has voting control and investment discretion over the securities it holds. As General Partners of Analytica Ventures, Inc., Mr. Andrew Schacter and Mr. Charles Wachsberg may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the securities held by Analytica Ventures, Inc. The address for Analytica Ventures, Inc. is 1 Apollo Place, Toronto, ON M3J 0H2 Canada.

(3)	Empery Asset Management, L.P. is the investment manager to the Empery Funds, has voting control and investment discretion over securities held by the Empery Funds. As Managing Members of Empery AM GP, LLC, the General Partner of the Empery Funds, Mr. Ryan M. Lane and Mr. Martin D. Hoe may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the securities held by Empery Asset Management, L.P. The address for Empery Asset Management, L.P. is 1 Rockefeller Plaza, Suite 1205, New York, New York 10020.
(4)	Heights Capital Management, Inc., which serves as the investment manager to CVI Investments, Inc., may be deemed to be the beneficial owner of all Shares owned by CVI Investments, Inc. The address for CVI Investments, Inc. is P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands.
(5)	Includes 53,208 shares of common stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 22, 2021.
(6)	Includes 21,580 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 22, 2021.
(7)	Includes 1,000 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 22, 2021.
(8)	Includes 7,418 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 22, 2021.
(9)	Includes 7,418 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 22, 2021.
(10)	Includes 6,618 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 22, 2021.
(11)	Includes 6,618 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 22, 2021.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2019 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) one percent of our average total assets at year end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive Compensation.”

Analytica Ventures

As of March 24, 2021, Analytica Ventures owned 954,142 shares of our common stock representing an ownership interest of approximately 10.1%. Analytica Ventures is affiliated through ownership with Axiom Real Time Metrics (Axiom) a vendor to the Company involved in our pivotal trial and first-in-human studies. In connection with those studies, we incurred costs payable to Axiom of approximately $210,000 in 2019 and $820,000 in 2020, respectively.

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

Director Independence

The information provided in Item 10, under the subheading “Director Independence” is incorporated herein.

ITEM 14.	Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by Marcum LLP (“Marcum”) for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2020 and 2019 totaled $243,750 and $175,407, respectively. The above amounts include interim procedures, audit fees, fees related to registration statements filed during those years, and attendance at audit committee meetings.

All Other Fees. None.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee is ultimately responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. Our engagement of Marcum to conduct all audit and permissible non-audit related activities incurred during fiscal years 2020 and 2019 were approved by our audit committee in accordance with these procedures.

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

Exhibit Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2020).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 6, 2018).
3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1to the Registrant’s Current Report on Form 8-K filed on December 2, 2020).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-220372) filed on September 7, 2017).
4.2	Form of Series A Preferred Stock Placement Agents’ Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
4.3	Form of Series B Preferred Stock Placement Agents’ Warrant (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
4.4	Form of Common Stock Purchase Warrant (issued in connection with the 2017 Notes) (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
4.5	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on January 26, 2018).
4.6	Form of Warrant to Purchase Shares of Common Stock (issued to Mr. Cantor) (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
4.7	Form of Amended and Restated Common Stock Purchase Warrant (issued in connection with the 2017 Notes) (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on January 26, 2018).
4.8	Form of Common Stock Purchase Warrant (issued in connection with the 2018 Notes) (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on January 26, 2018).
4.9	Form of Second Amended and Restated Common Stock Purchase Warrant (issued in connection with the 2017 Notes) (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
4.10	Form of Amended and Restated Common Stock Purchase Warrant (issued in connection with the 2018 Notes) (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
4.11	Form of Warrant Agreement (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 14, 2018).
4.12	Amendment to Warrant to Purchase Shares (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
4.13	Form of Warrant Certificate (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 14, 2018).
4.14	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2020).
4.15	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2020).
4.16	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2020).
4.17	Form of Warrant Agent Agreement, inclusive of Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2020).
4.18	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1/A (No. 333-239658) filed on July 16, 2020).
4.19	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2020).
4.20	Form of Warrant Agent Agreement (including Form of Warrant Certificate) (incorporated by reference to Exhibit 4.20 to the Registrant’s Registration Statement on Form S-1/A (No. 333 -251528) filed on February 5, 2021).
4.21	Description of the Company’s Securities Registered under Section 12 of the Exchange Act*
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).

10.2	Employment Agreement, dated as of March 30, 2018, by and between the Registrant and Robert A. Berman. (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
10.3	Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.50 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 14, 2018).
10.4	Amendment No. 1 to Amended and Restated 2016 Omnibus Incentive Plan.*
10.5	Form of Stock Option Grant under Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.6	Form of Restricted Stock Unit under Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.7	Share Purchase Agreement, dated as March 12, 2019, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.8	Form of Placement Agency Agreement, between the Company and the placement agent signatory thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form S-1 filed on June 7, 2019).
10.9	Employment Agreement, dated as of July 26, 2019, by and between Hancock Jaffe Laboratories, Inc. and Marc Glickman, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2019).
10.10	Form of Securities Purchase Agreement dated as of February 25, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2020).
10.11	Form of Securities Purchase Agreement, dated as of April 24, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2020).
10.12	Form of Placement Agency Agreement, dated as of April 24, 2020, by and between Hancock Jaffe Laboratories, Inc. and Spartan Capital Securities, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2020).
10.13	Form of Securities Purchase Agreement dated as of June 1, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2020).
10.14	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-1/A (No. 333-239658) filed on July 16, 2020).
10.15	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.54 to the Registrant’s Registration Statement on Form S-1/A (No. 333-239658) filed on July 16, 2020).
10.16	Form of Securities Purchase Agreement, dated as of October 7, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2020).
10.17	Form of Placement Agency Agreement, dated as of October 7, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 8, 2020).
10.18	Employment Agreement, dated as of February 19, 2021, by and between Hancock Jaffe Laboratories, Inc. and Craig Glynn.*
14.1	Code of Conduct*
21.1	Subsidiaries of the registrant*
23.1	Consent of Marcum LLP, independent registered public accounting firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished and not filed herewith.

ITEM 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2021	HANCOCK JAFFE LABORATORIES, INC.

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Chief Financial Officer
(Principal Financing and Accounting Officer)

HANCOCK JAFFE LABORATORIES, INC.

ANNUAL REPORT ON FORM 10-K

INDEX TO AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Hancock Jaffe Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hancock Jaffe Laboratories, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 31, 2021

HANCOCK JAFFE LABORATORIES, INC.

BALANCE SHEETS

	December 31,
	2020	2019

Assets
Current Assets:
Cash and cash equivalents	$9,334,584	$1,307,231
Prepaid expenses and other current assets	234,467	116,647
Total Current Assets	9,569,051	1,423,878
Property and equipment, net	398,967	344,027
Restricted cash	-	810,055
Operating lease right-of-use assets, net	539,974	826,397
Security deposits and other assets	29,843	29,843
Total Assets	$10,537,835	$3,434,200

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,390,362	$1,221,189
Accrued expenses and other current liabilities	1,135,969	333,438
Note Payable	312,700	-
Deferred revenue - related party	33,000	33,000
Current portion of operating lease liabilities	314,202	288,685
Total Current Liabilities	3,186,233	1,876,312
Long-term operating lease liabilities	253,746	567,948
Total Liabilities	3,439,979	2,444,260

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000,000 shares authorized, 2,541,529 and 717,274 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	25	7
Additional paid-in capital	72,421,242	57,177,858
Accumulated deficit	(65,323,411)	(56,187,925)
Total Stockholders’ Equity	7,097,856	989,940
Total Liabilities and Stockholders’ Equity	$10,537,835	$3,434,200

The accompanying notes are an integral part of these financial statements.

HANCOCK JAFFE LABORATORIES, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019

Revenues:
Royalty income	$-	$31,243
Total Revenues		31,243

Selling, general and administrative expenses	4,882,877	4,911,613
Research and development expenses	4,252,249	2,206,120
Loss on impairment of intangible asset	-	588,822
Loss from Operations	(9,135,126)	(7,675,312)
Other (Income) Expense:
Interest (income) expense, net	(3,739)	(49,915)
Change in fair value of derivative liabilities	(211,807)	-
Other expenses	215,906	-
Total Other (Income) Expense	360	(49,915)

Net Loss	(9,135,486)	(7,625,397)
Deemed dividend to Series C Preferred Stockholders	(607,220)	-
Net Loss Attributable to Common Stockholders	$(9,742,706)	$(7,625,397)

Net Loss Per Basic and Diluted Common Share:	$(7.54)	$(12.10)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	1,291,469	630,418

The accompanying notes are an integral part of these financial statements.

HANCOCK JAFFE LABORATORIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at January 1, 2019	468,904	$5	$50,598,966	$(48,562,528)	$2,036,443
Common stock issued in private placement offering [1]	93,920	1	2,317,275	-	2,317,276
Common stock issued in public offering [2]	144,625	1	3,319,655	-	3,319,656
Share-based compensation [3]	9,825		941,962	-	941,962

Net loss	-	-	-	(7,625,397)	(7,625,397)
Balance at December 31, 2019	717,274	$7	$57,177,858	$(56,187,925)	$989,940

[1] net of offering costs of $387,000.

[2] net of offering costs of $549,000.

[3] net of forfeiture of 246 shares.

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	-	$-	717,274	$7	$57,177,858	$(56,187,925)	$989,940
Common stock issued in private placement offering [5]			52,000	1	24,304	-	24,305
Common stock issued in public offerings [6]			1,148,996	11	9,847,890	-	9,847,901
Preferred stock issued in private placement [7]	4,205,406	42	-	-	1,358,060	-	1,358,102
Preferred stock exchange to common stock	(4,205,406)	(42)	243,125	2	40	-	-
Common stock issued for exercise of warrants			367,660	4	2,985,751	-	2,985,755
Reclassification of Warrant Derivatives to Equity			-	-	334,230	-	334,230
Share-Based Compensation			12,474	-	693,109	-	693,109
Net loss			-	-	-	(9,135,486)	(9,135,486)
Balance at December 31, 2020	-	$-	2,541,529	$25	$72,421,242	$(65,323,411)	$7,097,856

[5] net of offering costs of $80,000.

[6] net of offering costs of $2,185,000.

[7] net of offering costs of $198,000.

The accompanying notes are an integral part of these financial statements.

HANCOCK JAFFE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(9,135,486)	$(7,625,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	881,213	941,964
Depreciation and amortization	97,549	123,660
Amortization of right-of-use assets	286,423	273,003
Change in fair value of derivatives	(211,807)	-
Loss on impairment	-	588,822
Loss on disposition of fixed assets	27,802	-
Changes in operating assets and liabilities:
Accounts receivable	-	32,022
Prepaid expenses and other current assets	(117,820)	(52,341)
Accounts payable	169,173	144,067
Accrued expenses	614,428	(56,960)
Payments on lease liabilities	(288,685)	(265,240)
Total adjustments	1,458,276	1,728,997
Net Cash Used in Operating Activities	(7,677,210)	(5,896,400)

Cash Flows from Investing Activities
Purchase of property and equipment	(180,291)	(363,891)
Net Cash Used in Investing Activities	(180,291)	(363,891)

Cash Flows from Financing Activities
Proceeds from private placement, net [1]	570,341	2,317,276
Proceeds from public offerings, net [2]	9,847,901	3,319,656
Proceeds from preferred stock issued in private placement, net [3]	1,358,102	-
Proceeds from issuance of note payable	312,700	-
Proceeds from warrant exercises	2,985,755	-
Net Cash Provided by Financing Activities	15,074,799	5,636,932

Net Increase (Decrease) in Cash, Cash Equivalent, and Restricted Cash	7,217,298	(623,359)
Cash, cash equivalents and restricted cash - Beginning of year	2,117,286	2,740,645
Cash, cash equivalents and restricted cash - End of year	$9,334,584	$2,117,286

The accompanying notes are an integral part of these financial statements.

F-6

HANCOCK JAFFE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS - continued

	Year Ended
	December 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
Interest paid	$-	$933
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities
Derivative liabilities reclassified to equity	$334,229	$-
Exchange of preferred stock for common stock	$-	$-

The accompanying notes are an integral part of these financial statements.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Business Organization and Nature of Operations

Hancock Jaffe Laboratories, Inc. is a medical device company developing tissue-based solutions that are designed to be life sustaining or life enhancing for patients with cardiovascular disease, and peripheral arterial and venous disease. The Company’s products are being developed to address large unmet medical needs by either offering treatments where none currently exist or by substantially increasing the current standards of care. Our products which we are developing include: the VenoValve®, a porcine based device to be surgically implanted in the deep venous system of the leg to treat a debilitating condition called chronic venous deficiency (“CVI”); and the CoreoGraft®, a bovine based conduit to be used to revascularize the heart during coronary artery bypass graft (“CABG”) surgeries. Both of these products are currently being developed for approval by the U.S. Food and Drug Administration (“FDA”). Our current senior management team has been affiliated with more than 50 products that have received FDA approval or CE marking. We currently lease a 14,507 sq. ft. manufacturing facility in Irvine, California, where we manufacture products for our clinical trials and which has previously been FDA certified for commercial manufacturing of product.

Each of our products will be required to successfully complete clinical trials to demonstrate the safety and efficacy of the product before it will able to be approved by the FDA.

Note 2 – Going Concern and Management’s Liquidity Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2020, the Company had a cash balance of $9,334,584 and working capital of $6,382,818. On February 11, 2021, the Company closed a public offering resulting in net proceeds to the Company of approximately $38,100,000 (see Note 14, Subsequent Events).

Although the Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, Management believes that its capital resources at December 31, 2020, together with the proceeds from the February 11, 2021 offering, are sufficient to meet our obligations as they become due within one year after the date of this Annual Report, and sustain operations.

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On February 25, 2020 in connection with the Bridge Offering (Note 11 –Stockholders’ Equity - Equity Issuances), the Company issued warrants to purchase 57,200 shares of its common stock. The Company determined these warrants were derivative financial instruments when issued.

The Company recorded a gain on the change in fair value of derivative liabilities of $211,807 and $0 during the years ended December 31, 2020 and 2019, respectively.

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Net Loss per Share

The Company computes basic and diluted loss per share by dividing net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period. Net loss attributable to common stockholders consists of net loss, adjusted for the convertible preferred stock deemed dividend resulting from the 8% cumulative dividend on the Preferred Stock (see Note 10 - Stockholders Equity Series C Convertible Preferred Stock). Basic and diluted net loss per common share are the same since the inclusion of common stock issuable pursuant to the exercise of warrants and options, would have been anti-dilutive.

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Shares of common stock issuable upon exercise of warrants	1,507,802	174,681
Shares of common stock issuable upon exercise of options and restricted stock units	215,631	107,495
Potentially dilutive common stock equivalents excluded from diluted net loss per share	1,723,433	282,176

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

The following table summarizes the Company’s revenue recognized in the accompanying statements of operations:

	For the Years Ended
	December 31,
	2020	2019
Royalty income	$-	$31,243
Total Revenues	$-	$31,243

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

Information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less is not disclosed. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2020.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, deferred revenue is recorded until the performance obligations are satisfied. The Company had deferred revenue of $33,000 and $33,000 as of December 31, 2020 and 2019, respectively, related to cash received in advance for contract research and development services.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $9,084,584 and $1,867,286 as of December 31, 2020 and 2019, respectively.

During the year ended December 31, 2019, 100% of the Company’s revenues were from royalties earned from the sale of product by LeMaitre. The three-year Post-Acquisition Supply Agreement from which the Company earned royalty from the sale of product by LeMaitre ended on March 18, 2019. The Company did not have any similar revenue in the year ended December 31, 2020.

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As a result of the new standard, all of our leases greater than one year in duration were recognized in our Balance Sheets as both operating lease liabilities and right-of-use assets upon adoption of the standard. We adopted the standard using the prospective approach. Upon adoption on January 1, 2019, we recorded approximately $1.1 million in right-of-use assets and operating lease liabilities in our Balance Sheets.

Recent Accounting Standards

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

Note 4 – Restricted Cash

As of December 31, 2020, the Company did not have any restricted cash. Previously, the Company had maintained a restricted cash balance in connection with a vendor litigation matter with ATSCO, Inc. (see Note 10 - Commitments and Contingencies - Litigations Claims and Assessments). The matter was resolved on July 20, 2020, and on August 28, 2020 ATSCO took possession of the restricted cash as full settlement of the dispute.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheet as of December 31, 2020 and that sum to the total of the same amounts shown in the statement of cash flows for the year ended December 31, 2019 with the comparative cash balance without restricted cash as of December 31, 2020.

	As of December 31,
	2020	2019
Cash and cash equivalents	$9,334,584	$1,307,231
Restricted cash	-	810,055
Total cash, cash equivalents, and restricted cash in the balance sheets	$9,334,584	$2,117,286

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 – Property and Equipment

As of December 31, 2020, and 2019, property and equipment consist of the following:

	December 31,
	2020	2019
Laboratory equipment	$320,830	$214,838
Furniture and fixtures	98,392	93,417
Computer equipment	65,078	50,403
Leasehold improvements	158,092	158,092
Software	244,479	220,384
Total property and equipment	886,871	737,134
Less: accumulated depreciation	(487,904)	(393,107)
Property and equipment, net	$398,967	$344,027

Depreciation expense was $97,549 and $46,017 for the years ended December 31, 2020 and 2019, respectively. Depreciation expense is reflected in general and administrative expenses in the accompanying statements of operations.

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

Our operating lease cost is as follows:

For the Year Ended December 31, 2020
Operating lease cost	$341,966

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Supplemental cash flow information related to our operating lease is as follows:

For the Year Ended December 31, 2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$344,229

Remaining lease term and discount rate for our operating lease is as follows:

December 31, 2020
Remaining lease term	1.7 years
Discount rate	8.5%

Maturity of our lease liabilities by fiscal year for our operating lease is as follows:

Year ended December 31, 2021	$354,561
Year ended December 31, 2022	271,854

Total	$626,415
Less: Imputed interest	(58,467)
Present value of our lease liability	$567,948

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 – Accrued Expenses

As of December 31, 2020 and 2019, accrued expenses consist of the following:

	December 31,
	2020	2019
Accrued compensation costs	$473,799	$151,858
Accrued professional fees	79,650	141,310
Accrued franchise taxes	25,607	30,270
Accrued research and development	368,809	-
Accrued warrants	188,104	-
Other accrued expenses	-	10,000
Accrued expenses	$1,135,969	$333,438

Note 8 – Note Payable

On April 12, 2020, the Company obtained a loan (the “Loan”) in the amount of $312,700, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated April 12, 2020, matures on April 12, 2022, and bears interest at a rate of 1% per annum, payable monthly commencing on November 12, 2020. The Note may be prepaid at any time before maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company believes it has used the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company has included this loan as current liability on the accompanying balance sheet as of December 31, 2020, because it intends to repay it within the next twelve months.

As of December 31, 2020, the note payable balance was $312,700.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9 – Income Taxes

The following summarizes the Company’s income tax provision (benefit):

	For the Years Ended December 31,
	2020	2019
Federal:
Current	$-	$-
Deferred	(1,828,584)	(1,449,778)

State and local:
Current	-	-
Deferred	(609,528)	(483,259)
	(2,438,112)	(1,933,037)
Change in valuation allowance	2,438,112	1,933,037
Income tax provision (benefit)	$-	$-

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective tax rate for the year’s ended December 31, 2020 and 2019 is as follows:

	For the Years Ended December 31,
	2020	2019
Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(7.0)%	(7.0)%
Permanent differences	2.0%	0.5%
True up adjustments	(0.7)%	2.1%
Change in valuation allowance	26.7%	25.4%
Effective income tax rate	0.0%	0.0%

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets at December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$9,811,086	$7,329,760
Research and development credit carryforwards	185,680	185,680
Intangible assets	305,027	309,865
Operating lease liability	159,025	239,857

Stock-based compensation	311,304	329,136

Impairment loss	136,612	136,612
Total gross deferred tax assets	10,908,734	8,530,910
Deferred tax liabilities
Operating lease asset	(151,193)	(231,391)
Property and equipment	(49,199)	(29,289)
Total net deferred tax assets	10,708,342	8,270,230
Less: valuation allowance	(10,708,342)	(8,270,230)
Total	$-	$-

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's history of operating losses, management believes that recognition of the deferred tax assets arising from the above listed future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $2.4 million and $1.9 million during the years ended December 31, 2020 and 2019, respectively.

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

At December 31, 2020 and 2019, the Company had post-ownership change net operating loss carryforwards for federal income tax purposes of approximately $35.0 million and $26.1 million, respectively. Pre-2018 federal NOLs of approximately $12.0 million may be carried forward for twenty years and begin to expire in 2029. Under the Tax Act, post-2017 federal NOLs in the aggregate amount of $23.0 million can be carried forward indefinitely and the annual limit of deduction equals 80% of taxable income. However, to the extent the Company utilizes its NOL carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities of the future period tax return in which the attribute is utilized. The Company also has federal research and development tax credit carryforwards of approximately $0.2 million which begin to expire in 2027.

As of December 31,2020 and 2019, the Company had net operating loss carryforwards for state income tax purposes of approximately $35.0 million and $26.1 million, respectively, which can be carried forward for twenty years and begin to expire in 2028.

The Company files income tax returns in the U.S. federal jurisdiction as well as California and local jurisdictions and is subject to examination by those taxing authorities. The Company’s federal income taxes for the years beginning in 2016 remain subject to examination. The Company’s state and local income tax returns for the years beginning in 2016 remain subject to examination. No tax audits were initiated during 2020 or 2019.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2020 and 2019. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. The Company is evaluating the impact but does not believe there is any significant impact to income taxes.

On June 29, 2020, California’s Governor Newsom signed AB85 suspending California net operating loss (“NOL”) utilization and imposing a cap on the amount of business incentives tax credits (R&D credit) for tax years 2020-2022. Given an expected tax loss for 2020, the suspension will not have an impact on the company’s NOL in California.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10 – Commitments and Contingencies

Litigations Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

ATSCO, Inc. Lawsuit

On September 21, 2018, ATSCO, Inc., a vendor, filed a lawsuit with the Superior Court seeking payment of $809,520 plus legal costs for disputed invoices to the Company dated from 2015 to June 30, 2018. The Company had entered into a Services and Material Supply Agreement (“Agreement”), dated March 4, 2016 for ATSCO to supply porcine and bovine tissue to the Company. On January 18, 2019, the Orange County Superior Court granted a Right to Attach Order and Order for Issuance of Writ of Attachment in the amount of $810,055 (the “Disputed Amount”) and on March 21, 2019, the Santa Clara, CA sheriff department served the Writ of Attachment and took custody of and was holding the Disputed Amount (see Note 4 – Restricted Cash). On July 20, 2020, the Company and ATSCO agreed to settle the dispute. Pursuant to the terms of the settlement, the Company agreed to release the Disputed Amount of restricted cash in exchange for a full release from all claims made by ATSCO related to this matter. On August 28, 2020, ATSCO took possession of the Restricted Cash. Accordingly, as of August 28, 2020, the Company removed the restricted cash and related accounts payable from its financial statements.

The Company has replaced ATSCO and has entered into new supply relationships with two domestic and one international company to supply porcine and bovine tissues.

Gusrae Kaplan Nusbaum Complaint

On October 8, 2018, Gusrae Kaplan Nusbaum PLLC (“Gusrae”) filed a complaint with the Supreme Court of the State of New York seeking payment of $178,926 plus interest and legal costs for invoices to the Company dated from November 2016 to December 2017. On November 30, 2020, the Company paid Gusrae $120,000 as full settlement of the complaint.

Boxer Settlement Agreement

On May 31, 2019, the Company entered into an agreement (“Boxer Settlement Agreement”) with Allen Boxer and Donna Mason (collectively, the “Boxer Parties”) for the purposes of settling a previously disclosed dispute in which the Boxer Parties claimed to be owed fees for introducing the Company to Alexander Capital and Network 1 Securities who assisted the Company for the capital raise of the convertible notes issued in 2017 and 2018, which raised over $5.6 million in gross proceeds. Pursuant to the Boxer Settlement Agreement, the Boxer Parties agreed to a complete release of claims of fees relating to past and future capital raises and the Company agreed to issue 6,280 restricted shares of common stock and a five-year warrant to purchase 6,000 shares of common stock that vested immediately with an exercise price of $150.00 per share.

Robert Rankin Complaints

On July 9, 2020, the Company was served with a civil complaint filed in the Superior Court for the State of California, County of Orange by a former employee, Robert Rankin, who resigned his employment on or about March 30, 2020. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01146555-CU-WR-CJC and was filed on May 27, 2020. On September 3, 2020 the Company and its Chief Executive Officer were served with a second complaint filed in the Superior Court for the State of California, County of Orange by Mr. Rankin. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01157857 and was filed on August 31, 2020. The complaints assert several causes of action including a cause of action for failure to timely pay Mr. Rankin’s accrued and unused vacation and three months’ severance under his July 16, 2018 employment agreement, defamation, unlawful labor code violations, sex-based discrimination, and unfair competition, and seeks damages for lost wages, emotional and mental distress, consequential damages, punitive damages and attorney’s fees and costs. The Company intends to vigorously defend the claims, investigate the allegations, and assert counterclaims. As of the date of these financial statements, the amount of loss associated with these complaints, if any, cannot be reasonably estimated. Accordingly, no amounts related to these complaints are accrued as of December 31, 2020.

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS

Note 11 –Stockholders’ Equity

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

On November 30, 2020, the Company”) effected a one-for-twenty five (1:25) reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”). As a result of the Reverse Stock Split, every twenty five shares of issued and outstanding Common Stock was automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share.

Equity Issuances

During 2020 and 2019 the Company has completed various separate equity transactions to raise capital through the placement of its common and preferred stock. The following discussion provides an overview of the key elements of these transactions.

On February 25, 2020, the Company raised $570,341 in net proceeds through a private placement bridge offering of its common stock and warrants to purchase its common stock to certain accredited investors (the “Bridge Offering”). The Company sold an aggregate of 52,000 shares of common stock and warrants to purchase 52,000 shares of common stock in the Bridge Offering pursuant to a securities purchase agreement between the Company and each of the investors in the Bridge Offering (the “Purchase Agreement”). The placement was intended to bridge into a larger financing which did not occur. Pursuant to the terms of the Purchase Agreement, the Company agreed to hold a meeting of its stockholders on or prior to May 25, 2020 for the purpose of seeking approval of either an increase in the number of shares of common stock the Company is authorized to issue or a reverse split of the Company’s common stock (a “Capital Event”).

The Company held a meeting of its stockholders on September 15, 2020 where the Company’s stockholders approved resolutions comprising a Capital Event. The warrants became exercisable upon the Capital Event, expire on February 25, 2025, and have an exercise price of $19.75 per share.

On April 28, 2020, the Company raised $ $1,000,000 in gross proceeds, with cash offering costs of $188,359 in a registered direct offering of 75,472 shares of its common stock and concurrent private placement of warrants to purchase 75,472 shares of its common stock for a combined issuance price of $13.25 per share. The exercise price of the warrants is $10.125 per share and they expire April 24, 2025.

On June 3, 2020, the Company raised $1,333,000 in gross proceeds, with cash offering costs of $171,666 in a registered direct offering of 117,216 shares of its common stock and concurrent private placement of warrants to purchase 117,216 shares of its common stock for a combined issuance price of $11.38 per share. The exercise price of the warrants is $8.25 per share and they expire June 3, 2025.

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

On July 17, 2020, the Company raised $4,600,000 in gross proceeds, with cash offering costs of $718,093, in a public offering of 575,000 shares of its common stock for a purchase price of $8.00 per share and warrants to purchase 575,000 shares of its common stock. The exercise price of the warrants is $8.00 per share, subject to customary adjustments and they expire on July 17, 2025.

Certain investors in the July 17, 2020 public offering agreed with the underwriter to enter into a lock-up and voting agreement (the “Lock-Up and Voting Agreements”) whereby each such investor was subject to a lock-up period through July 21, 2020 and agreed to vote all shares of common stock each beneficially owned on the closing date of the Public Offering with respect to any proposals presented to the stockholders of the Company. Additionally, certain investors that agreed to enter into the Lock-Up and Voting Agreements, as consideration for their waiver of certain rights described in the April 2020 Purchase Agreement and June 2020 Purchase Agreement, were issued unregistered warrants (the “Waiver Warrants”) to purchase an aggregate of 139,800 shares of common stock. These warrants were substantially similar to the warrants issued in the concurrent private placement, except that the warrants have a term of five (5) years, an exercise price equal to $9.25 per share and carry piggy-back registration rights.

On July 17, 2020, the Company raised $1,556,000 in gross proceeds, with cash offering costs of $197,901, in a private placement offering of 4,205,406 shares of its Series C Convertible Preferred Stock (the “Preferred Stock”) to certain investors for a purchase price of $0.37 per share of Preferred Stock, and warrants to purchase 243,125 shares of its common stock. The exercise price of the warrants is $8.00 per share, subject to customary adjustments. The warrants expire on July 17, 2025.

On October 9, 2020, the Company raised $5,100,000 in gross proceeds, with cash offering costs of $649,500 in a registered direct offering of 381,308 shares of its common stock and concurrent private placement of warrants to purchase 381,308 shares of its common stock for a combined issuance price of $13.38 per share. The exercise price of the warrants is $10.25 per share. The warrants expire on October 7, 2025.

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

On March 12, 2019, the Company raised $2,704,000 in gross proceeds, with cash offering costs of $386,724 in a private placement offering of its common stock to certain accredited investors (the “Offering”). The Company sold an aggregate of 93,185 shares of common stock in the Offering for a purchase price of $28.75 per share pursuant to a share purchase agreement between the Company and each of the investors in the Offering. Our CEO also participated in the Offering purchasing 736 shares at a price of $34 per share, the final bid price of our common stock as reported on The Nasdaq Capital Market on the date of the Offering.

On April 18, 2019, 246 unvested shares were returned to the Company by a consultant as a result of the December 26, 2018 termination of such consultant’s consulting agreement.

On May 31, 2019, the Company issued 6,280 restricted shares of common stock to the Boxer Parties pursuant to the Boxer Settlement Agreement valued at $298,300 or $47.50 per share, the closing price of the Company’s common stock on the date the shares were issued.

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

On June 14, 2019, the Company completed a public offering of 144,625 shares of its common stock at a price to the public of $26.75 per share, for total gross proceeds of $3,868,716 (the “Public Offering”), with cash offering costs of $549,060. The shares were offered pursuant to a registration statement that was declared effective on June 11, 2019.

During 2020 and 2019, the Company issued restricted shares of its common stock to its directors under the nonemployee directors compensation program for shares vesting during the respective years. In 2020 the Company issued 3,542 shares valued at $36,213 to Mr. Bob Gray and Mr. Matthew Jenusaitis, 2,890 shares valued at $24,842 to Mr. Francis Duhay, and 2,500 shares valued at $21,625 to Mr. Sanjay Shrivastava. In 2019, the Company issued 390 restricted shares of common stock to Dr. Francis Duhay at a fair value of $19,164.

Series C Convertible Preferred Stock

On July 17, 2020, the Company issued 4,205,406 shares of Preferred Stock in a private placement. On November 17, 2020 the Company entered exchange agreements with the holders of the Preferred Stock pursuant to which all of the preferred shares were exchanged for common shares.

While the Preferred Stock was outstanding, the holders of the Company’s Preferred Stock could vote with holders of the Common Stock, and with any other shares of preferred stock that vote with the Common Stock, with each holder of Preferred Stock being entitled to one vote per share of Preferred Stock, and were entitled to receive 8% non-compounding cumulative dividends, payable when, as and if declared by the Board of Directors. The Series C Preferred Stock ranked senior to the common stock as to dividends and the distribution of assets in the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, or any sale of the Company.

In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, or any sale of the Company, the holders of Preferred Stock were entitled to receive, before and in preference to any distribution of any of the assets to the holders of the common stock, or any other series of the Company’s preferred stock that would then be junior to the Preferred Stock, an amount per share equal to $0.37 for each outstanding share of Preferred Stock (the “Original Series C Issue Price”), plus all accrued but unpaid dividends thereon through the date of such event.

In certain circumstances, the holders of Preferred Stock were entitled to receive a liquidation preference payment of $0.37 per share of Preferred Stock, plus accrued and unpaid dividends. Those accrued and unpaid dividends were $23,859 in the aggregate as of September 30, 2020 and were reflected as a deemed dividend in determining net loss available to common stockholders during that period. As a result of the exchange of the Preferred Stock for common stock, it is no longer outstanding (see below).

The liquidation preference of the Preferred Stock was subordinate and ranks junior to all indebtedness of the Company.

The Company had the ability to elect to convert the Preferred Stock to common stock in the event the Company either (i) consummated a merger, or (ii) raised an aggregate of at least $8,000,000 in gross proceeds in a transaction or series of transactions within any twelve (12) month period. In the event the Company elected to affect such a conversion, each share of Series C Preferred Stock would have been convertible into 0.05781 shares of common stock.

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company determined that the Preferred Stock represented permanent equity due to the absence of a redemption feature and that the embedded conversion option was clearly and closely related to the equity host and did not require bifurcation. The $2,431,250 fair value of the warrants was calculated using the Black-Scholes option pricing model, using the $11.00 stock price, an expected term of 7.0 years, volatility of 118.7%, a risk-free rate of 0.47% and expected dividends of 0.00%. The $1,556,000 of gross proceeds were allocated on a relative fair value basis of $607,220 to the Preferred Stock and $948,781 to the warrants. The Preferred Stock includes a contingent beneficial conversion feature (“BCF”) which was valued at its $2,067,155 intrinsic value using the commitment date stock price of $11.00 per share and the effective conversion price of $2.50 per share, but was limited to the $607,220 of proceeds that were allocated to the Preferred Stock.

On November 17, 2020, the Company entered exchange agreements with the holders of the Preferred Stock whereby the holders agreed to exchange all of their 4,205,406 shares of Preferred Stock for 243,125 shares of common stock. This was the original conversion rate of the Preferred Stock after giving effect to the 25:1 reverse split of the Company’s common stock. This resolved the contingency related to the BCF and, accordingly, the contingent BCF was recognized as a deemed dividend for the purposes of determining the net loss attributable to common stockholders for calculating net loss per share. In addition, since the Company does not have retained earnings, the dividend has been recorded against additional paid-in capital.

Warrants

In addition to the warrants issued to investors in the equity issuances during 2020 discussed above, the Company issued warrants to the placement agents and underwriters in those transactions. The placement agent in the February 25, 2020 transaction received warrants to purchase 5,200 shares of common stock with an exercise price of $19.75 per share and expiring on February 25, 2025. The placement agent in the April 28, 2020 transaction received warrants to purchase 6,038 shares of common stock with an exercise price of $10.13 per share and expiring on April 28, 2025. The placement agent in the June 3, 2020 transaction received warrants to purchase 9,378 shares of common stock at an exercise price of $8.25 per share and expiring on June 3, 2025. The placement agent in the October 9, 2020 transaction received warrants to purchase 22,875 shares of common stock at an exercise price of $12.81 and expiring on October 7, 2025.

The underwriter in the July 17, 2020 transactions received warrants to purchase 39,713 shares of common stock at an exercise price of $10 per share and expiring on July 16, 2025. These underwriter warrants were cancelled in connection with the Company’s public offering completed on February 11, 2021 (see Note 14, Subsequent Events).

On November 10, 2020 the Company agreed to pay Spartan Capital Securities LLC $355,000 in cash, warrants to purchase 17,618 shares of common stock at a purchase price of $8.00 per share, and warrants to purchase 18,056 shares of common stock at a purchase price of $10.25 per share. These amounts were in dispute and were paid pursuant to an investment banking agreement dated February 12, 2020 in connection with financings which occurred in July and October 2020. The fair value of these warrants on the settlement date was $92,492 and $85,766, respectively, bringing the total amount of the payment to $533,261, of which $20,000 was for reimbursement of legal fees and expensed, and $513,261 was included in the cost of the July and October financings.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

The fair value of the warrants was determined using the Black-Scholes method with the following assumptions: stock price of $8.00 and $10.35, risk-free interest rate of 0.46%, volatility of 112.7%, annual rate of quarterly dividends of 0%, and an expected term of 2.5 years. The investment banking agreement has now been terminated with no further obligations.

In November 2020 the Company’s Board of Directors approved the issuance of warrants to purchase 6,400 shares of common stock to an advisor and warrants to purchase 20,000 shares of common stock to certain participants in the preferred share exchange (see Note 11, Stockholders Equity – Series C Convertible Preferred Stock). Separately the Company agreed to re-price warrants issued to the placement agent for the Company’s February 25, 2020 private placement. These warrants and the re-priced warrant were issued in February 2021. The value of these warrants at December 31, 2020 was $188,804 and is included in accrued expenses. The Company determined their value using the Black-Scholes method with the following assumptions: stock price of $8.65, risk-free interest rate of 0.36%, volatility of 114.3%, annual rate of quarterly dividends of 0%, and an expected term of 2.5 to 3.5 years.

On January 3, 2019, the Company entered into an Agreement (“Alere Agreement”) with Alere Financial Partners, a division of Cova Capital Partners LLC (“Alere”), for Alere to provide capital markets advisory services. The Alere Agreement was on a month to month basis that could be cancelled by either party with thirty (30) days advance notice. The Company paid a monthly fee of $7,500 and issued to Alere five-year warrants to purchase 1,400 shares of the Company’s common stock at an exercise price of $39.75, equal to the closing price of the Company’s common stock on February 7, 2019, the date of approval by the Company’s board of directors (the “Board”). The warrants had a grant date fair value of $14,000 using the Black-Scholes pricing model, with the following assumptions used: stock price of $39.75, risk free interest rate of 2.46%, expected term of 2.8 years, volatility of 34.4% and an annual rate of quarterly dividends of 0%. The warrants vested monthly equally over a 12 month period provided that the Alere Agreement remained in effect. On June 11, 2019, both parties agreed to terminate the Alere Agreement as of June 30, 2019 and the unvested warrants as of June 30, 2019 totalling 700 were forfeited with a fair value of $7,000. The net charge to the statement of operations for the year ended 2019 was $7,000.

The placement agent for the Offering on March 12, 2019 received a warrant to purchase such number of shares of the Company’s common stock equal to 8% of the total shares of common stock sold in the Offering or 7,525 shares. Such warrant is exercisable for a period of five years from the date of issuance and has an exercise price of $37.50 per share.

On May 31, 2019, the Company issued a five-year warrant to purchase 6,000 shares of common stock pursuant to the Boxer Settlement Agreement that vested immediately with an exercise price of $150 per share to the Boxer Parties. The warrants had a grant date fair value of $3,000 using the Black-Scholes pricing model, with the following assumptions used: stock price of $47.50, risk free interest rate of 1.93%, expected term of 2.5 years, volatility of 35.1% and an annual rate of quarterly dividends of 0%.

On May 31, 2019, the Company issued a five-year warrant to purchase 2,000 shares of common stock that vested immediately with an exercise price of $50 to DFC Advisory Services LLC, D.B.A. Tailwinds Research Group, LLC (“Tailwinds”) to provide digital marketing services. The warrants had a grant date fair value of $20,500 using the Black-Scholes pricing model, with the following assumptions used: stock price of $47.50, risk free interest rate of 1.93%, expected term of 2.5 years, volatility of 35.1% and an annual rate of quarterly dividends of 0%.

The placement agent for the Public Offering on June 14, 2019 received a warrant to purchase such number of shares of the Company’s common stock equal to 5% of the total shares of common stock sold in the Public Offering or 7,232 shares. Such warrant is exercisable for a period from December 8, 2019 through June 11, 2024 and has an exercise price of $32.10 per share.

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS

Warrants – Derivative Liabilities

The warrants issued in connection with the February 25, 2020 Bridge Offering were determined to be derivative financial instruments when issued because the Company did not have control of the obligation to obtain shareholder approval by May 25, 2020 to increase the number of authorized shares or to approve a reverse stock split. The accounting treatment of derivative financial instruments required that the Company record the warrants as a liability at fair value and marked-to-market the instruments at fair values as of each subsequent balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date.

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

The derivative liability increased $53,046 and decreased $211,807 during the three and nine months ended September 30, 2020, respectively. The changes in derivative liability is reflected in Other Income on the accompanying Statement of Operations.

The Company reassessed the classification at each balance sheet date to determine if it should be changed as a result of events during the period. On September 15, 2020, the fair value of derivative liabilities was reclassified to equity when the Company’s stockholders approved items comprising a Capital Event. Accordingly, there is no fair value of derivative liabilities as of December 31, 2020.

The fair value of the warrants was determined using a Monte Carlo simulation, incorporating observable market data and requiring judgment and estimates. The following inputs and assumptions were used for the valuation of the derivative liability:

	February 25, 2020	March 31, 2020	June 30, 2020	September 15, 2020
Projected Volatility	97.1%	102.7%	102.7%	110.7%
Risk-Free Rate	1.36%	0.38%	0.29%	0.31%
Contractual Term (Years)	5	5	4.75	4.5

●	It was assumed the stock price would fluctuate with the Company’s projected volatility.

●	The projected volatility was based on the historical volatility of the Company.

●	If the Company was required to pay the fair value of the warrant in cash as of May 25, 2020, the obligation was discounted at the Company’s estimated cost of debt based on short-term C-CCC bond ratings of 19.5% and 28.5%.

●	The likelihood of the Company calling a shareholder meeting and achieving shareholder approval was 90% as of February 25, 2020.

●	As June 30, 2020, the Company projected shareholder approval would not be obtained until approximately 8/31/20. No mandatory exercise was allowed prior to that date.

●	Until the Company obtained shareholder approval to increase the authorized shares on September 15, 2020, we assumed the warrant holders have an option to require the Company to pay the fair value of the warrants. The derivative value at that date was $334,229.

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Derivative
Liabilities
Balance – January 1, 2020	$-
Derivative liabilities associated with the issuance of common stock warrants	513,534
Derivative liabilities associated with the issuance of placement agent warrants	32,502
Change in fair value of derivative liabilities	(211,807)
Reclassification of warrant derivatives to equity	(334,229)
Balance – December 31, 2020	$-

A summary of warrant activity during the years ended December 31, 2020 and 2019 is presented below:

	Common Stock
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2019	151,224	$137.00
Issued	24,157	65.00
Exercised	-	-
Cancelled	(700)	39.75
Outstanding, January 1, 2020	174,681	$127.50	3.3	$-
Issued	1,702,810	9.26
Exercised	(367,661)	8.13
Cancelled	(2,028)	107.50
Outstanding and exercisable, December 31, 2020	1,507,802	$20.10	5.3	$448,140

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS

A summary of outstanding and exercisable warrants as of December 31, 2020 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$300.00	Common Stock	7,359	2.5	7,359
$156.25	Common Stock	3,000	2.4	3,000
$150.00	Common Stock	75,000	2.5	75,000
$124.75	Common Stock	4,000	2.5	4,000
$155.50	Common Stock	5,536	1.9	5,536
$107.50	Common Stock	2,649	0.3	2,649
$105.00	Common Stock	57,652	1.8	57,652
$50.00	Common Stock	2,000	3.4	2,000
$39.75	Common Stock	700	3.0	700
$37.50	Commons Stock	7,525	3.2	7,525
$32.10	Common Stock	7,232	3.4	7,232
$19.75	Common Stock	52,000	4.2	52,000
$10.00	Common Stock	5,200	4.2	5,200
$10.13	Common Stock	75,472	4.3	75,472
$10.13	Common Stock	6,038	4.3	6,038
$8.25	Common Stock	46,260	4.4	46,260
$8.25	Common Stock	9,378	4.4	9,378
$8.00	Common Stock	346,560	6.6	346,560
$10.00	Common Stock	39,713	4.5	39,713
$9.25	Common Stock	118,411	4.5	118,411
$8.00	Common Stock	196,250	4.6	196,250
$12.82	Common Stock	22,879	4.8	22,879
$10.25	Common Stock	381,312	6.8	381,312
$8.00	Common Stock	17,619	4.9	17,619
$10.25	Common Stock	18,057	4.9	18,057
		1,507,802		1,507,802

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS

Note 12 – Share Based Compensation

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

The 2016 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. No awards may be issued after November 21, 2026. On December 11, 2017 the board of directors approved an amendment to the 2016 Omnibus Incentive Plan, whereby the number of common shares reserved for issuance under the plan was increased from 66,000 to 100,000. On April 26, 2018, our board of directors and our stockholders adopted and approved the Amended and Restated 2016 Omnibus Incentive Plan (the “2016 Plan”), whereby the number of common shares reserved for issuance under the plan was increased from 100,000 to 180,000, plus an annual increase on each anniversary of April 26, 2018 equal to 3% of the total issued and outstanding shares of our common stock as of such anniversary (or such lesser number of shares as may be determined by our board of directors). On December 17, 2020 our shareholders approved an amendment to the 2016 Plan to increase the number of shares authorized to be awarded under the plan to 600,000 shares and to change the date of the annual 3% automatic increase of shares available under the plan from April 26 to January 1.

Stock Options

The exercise price of each option is determined based on the market price of the Company’s common stock at the grant date. The fair value of each option grant is estimated at the grant date using the Black Scholes method. The following assumptions were used in estimating fair value:

	2020	2019
Dividend yield	0.00%	0.00%
Expected term	5.16 – 5.76 years	5.26 – 5.28 years
Risk free interest rate	0..30 – 0.36%	1.75 – 2.5%
Volatility	107.5%	35.9 to 36.7%

The Company estimated the expected term of the options using the simplified method. In 2019, the Company used the volatility indices of a selected group of peer companies from the primary industry sector in which the Company operates because its stock did not have enough historical market information to calculate volatility with its own stock. In 2020, the Company had enough stock price history and therefor used that in estimating fair value of the options granted.

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS

On September 13, 2019, under the Company’s nonemployee director compensation program, Robert Gray and Matthew Jenusaitis in connection with their appointment to the Board were each granted 2,400 options to purchase shares of our common stock at an exercise price of $50.00 per share in accordance with the Option Plan. All of these options vest in equal quarterly portions over a three-year period starting from the September 13, 2019 grant date. The Options had grant date fair value of $3.25 per share for an aggregate grant date fair value of $15,600 using the Black-Scholes method with the following assumptions used: stock price of $24.00, risk-free interest rate of 1.75%, volatility of 35.7%, annual rate of quarterly dividends of 0%, and a contractual term of 5.3 years.

On July 18, 2020, under the Company’s nonemployee director compensation program, the Company granted 4,000 options to purchase shares of common stock to each of its four independent directors at an exercise price of $10 per share. These options vested through the rest of 2020 such that they were fully vested as of December 31, 2020. The options had a grant date fair value of $7.80 per share for an aggregate grant date fair value of $124,720 using the Black-Scholes method with the following assumptions: stock price of $10.00, risk-free interest rate of 0.3%, volatility of 107.5%, annual rate of quarterly dividends of 0%, and an expected term of 5.2 years.

A summary of the option activity during the years ended December 31, 2020 and 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2019	111,829	$176.75
Granted	28,600	111.50
Forfeited	(40,740)	210.50
Outstanding, December 31, 2019	99,689	$111.00	8.6	$-
Granted	122,000	$10.00
Forfeited	(11,000)	63.88
Outstanding, December 31, 2020	210,689	$31.48	8.7	$-

Exercisable, December 31, 2020	108,982	$47.46	8.1	$-

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS

Options Outstanding				Options Exercisable
Exercise Price		Exercisable Into	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
	$300.00	Common Stock	4,800	6.7	4,800
	$250.00	Common Stock	5,860	5.7	5,860
	$175.00	Common Stock	240	6.9	240
	$10.00	Common Stock	43,209	7.7	43,209
	$123.25	Common Stock	3,200	7.5	3,200
	$72.50	Common Stock	1,200	7.9	1,200
	$64.25	Common Stock	4,800	7.9	3,200
	$50.00	Common Stock	23,380	7.7	14,514
	$39.75	Common Stock	1,200	8.1	1,200
	$34.50	Common Stock	800	8.2	700
	$10.00	Common Stock	122,000	9.5	30,859
$
		Total	210,689		108,982

The Company includes share-based compensation expense in selling, general and administrative expenses, and recognized $679,039 and $492,084 during the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, there was $777,552 of unrecognized share-based compensation expense related to outstanding stock options and restricted stock units that will be recognized over the weighted average remaining vesting period of 2.4 years.

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS

Restricted Stock Units

In April 2019, Mr. Marcus Robins, a Director on the Board passed away. Per his restricted stock unit Award Agreement, upon his death, 1,167 units representing the non-vested portion of his restricted stock units were forfeited.

On September 13, 2019, under the Company’s nonemployee director compensation program, Robert Gray and Matthew Jenusaitis in connection with their appointment to the Board were each granted 3,125 restricted stock units in accordance with the Option Plan, which based on the Company’s closing stock price on the grant date were valued at $24.00 per unit for an aggregate grant date value of $150,000. These units vest in equal annual portions on the September 13, 2020, September 13, 2021 and September 13, 2022.

On July 18, 2021, under the Company’s nonemployee director compensation program Robert Gray, Matthew Jenusaitis, Sanjay Shrivastava and Francis Duhay each received a restricted stock grant for 4,000 shares, which, based on the Company’s closing stock price on the grant date were valued at $10.00 per unit for an aggregate value of $160,000. The grants fully vested on December 31, 2020 and each director received 4,000 shares of common stock.

A summary of outstanding restricted stock units as of December 31, 2020 is presented below:

Restricted Stock Units Exercisable
Grant Date	Exercisable Into	Outstanding Number of Units	Weighted Average Remaining Life In Years
11/27/2018	Common Stock	776	0.8
9/13/2019	Common Stock	4,166	1.3
	Total	4,942

Note 13 – Related Party Transactions

On February 11, 2021 the Company closed a public offering of its common stock (see Note 14 – Subsequent Events). One of the investors in that transaction who, after the close of the transaction, holds approximately 10% of the Company’s outstanding common stock is affiliated through common ownership with the vendor used by the Company to collect and assemble the data related to its products’ clinical trials. Expenditures to that vendor during the year ending December 31, 2020 were approximately $820,000 and are included in Research and Development expenses in the accompanying statement of operations. Expenditures to that vendor were approximately $210,000, during the year ending December 31, 2019, and were included as software in property and equipment.

Note 14 – Subsequent Events

On February 11, 2021, the Company raised $41,400,000 in gross proceeds, with cash offering costs of approximately $3,300,000, in a public offering of 5,914,284 shares of its common stock for a purchase price of $7.00 per share and warrants to purchase 2,957,142 shares of its common stock. The exercise price of the warrants is $7.00 per share, subject to customary adjustments and they expire on February 11, 2026.

In connection with this transaction, the underwriter agreed to cancel warrants to purchase 39,713 shares of the Company’s common stock for $10.00 per share that it had received in connection with the July 21, 2020 public and private offerings (see Note 12 –Stockholders’ Equity).

On February 18, 2021, the Board approved option grants for the purchase of 1,917,492 shares of the Company’s common stock at an exercise price of $8.20 per share (the closing price of the Company’s common stock on February 18, 2021). The stock options vest in equal quarterly or monthly installments over terms of two to three years. These include grants for the purchase of 1,888,000 shares that may only become exercisable following receipt by the company of stockholder approval to increase the size of the Plan sufficiently to permit the exercise in full of such stock options under the Plan. Robert Berman, Marc H. Glickman and Craig Glynn received options to purchase 838,000 shares of common stock, 406,000 shares of common stock, and 324,000 shares of common stock, respectively, that are subject to stockholder approval. If the Company’s stockholders do not approve an increase in the size of the Plan, these options will be void.

