Form 10-Q
period 2021-03-31
Hancock Jaffe Laboratories, Inc.
filed 2021-05-12
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(949) 261-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:	Ticker Symbol
Common Stock, $0.00001 par value	The NASDAQ Stock Market LLC	HJLI
Warrant to Purchase Commons Stock	The NASDAQ Stock Market LLC	HJLW

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

Yes [  ] No [X]

As of May 12, 2021, there were 8,513,662 shares of common stock outstanding.

HANCOCK JAFFE LABORATORIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$43,836,687	$9,334,584
Prepaid expenses and other current assets	328,837	234,467
Total Current Assets	44,165,524	9,569,051
Property and equipment, net	395,377	398,967
Operating lease right-of-use assets, net	463,913	539,974
Security deposits and other assets	29,843	29,843
Total Assets	$45,054,657	$10,537,835

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$709,238	$1,390,362
Accrued expenses and other current liabilities	531,749	1,168,969
Note Payable	312,700	312,700
Current portion of operating lease liabilities	320,234	314,202
Total Current Liabilities	1,873,921	3,186,233
Long-term operating lease liabilities	169,164	253,746
Total Liabilities	2,043,085	3,439,979

Commitments and Contingencies	-	-
Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000,000 shares authorized, 8,507,890 and 2,541,529 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	85	25
Additional paid-in capital	111,107,784	72,421,242
Accumulated deficit	(68,096,297)	(65,323,411)
Total Stockholders’ Equity	43,011,572	7,097,856
Total Liabilities and Stockholders’ Equity	$45,054,657	$10,537,835

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Operating Expenses:
Selling, general and administrative expenses	1,176,455	997,896
Research and development expenses	1,631,795	510,624
Loss from Operations	(2,808,250)	(1,508,520)

Other Income:
Interest income, net	(2,959)	(2,633)
Change in fair value of derivative liabilities	-	(346,129)
Other expense	(32,405)	-
Total Other Income	(35,364)	(348,762)

Net Loss	$(2,772,886)	$(1,159,758)

Net Loss Per Basic and Diluted Common Share:	$(0.48)	$(1.57)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	5,741,212	737,275

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	2,541,529	$25	$72,421,242	$(65,323,411)	$7,097,856
Common stock issued in public offering [2]	5,914,284	59	38,127,717	-	38,127,776
Common stock issued for exercise of warrants	52,077	1	239,999	-	240,000
Shared-Based Compensation	-	-	106,850	-	106,850
Fair Value of Warrants Issued	-	-	211,976	-	211,976
Net loss	-	-	-	(2,772,886)	(2,772,886)
Balance at March 31, 2021	8,507,890	$85	$111,107,784	$(68,096,297)	$43,011,572

[2] net of offering costs of $3,270,000.

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at January 1, 2020	717,274	$7	$57,177,858	$(56,187,925)	$989,940
Common stock issued private placement offering [1]	52,000	1	24,304	-	24,305
Share based compensation	-	-	116,820	-	116,820
Warrants granted to consultants	-	-	14,070	-	14,070
Net loss	-	-	-	(1,159,758)	(1,159,758)
Balance at March 31, 2020	769,274	$8	$57,333,052	$(57,347,683)	$(14,623)

[1] net of offering costs of $80,000.

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(2,772,886)	$(1,159,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	129,164	130,890
Depreciation and amortization	27,617	19,676
Amortization of right of use assets	76,061	66,386
Change in fair value of derivatives	-	(346,129)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(54,370)	(3,366)
Accounts payable	(681,124)	176,617
Accrued expenses and other current liabilities	(487,558)	29,866
Operating lease liabilities	(78,550)	(66,310)
Total adjustments	(1,068,760)	7,630
Net Cash Used in Operating Activities	(3,841,646)	(1,152,128)

Cash Flows from Investing Activities
Purchase of property and equipment	(24,027)	(5,313)
Net Cash Used in Investing Activities	(24,027)	(5,313)

Cash Flows from Financing Activities
Proceeds from private placement of common stock and warrants, net [1]		570,341
Proceeds from public offering of common stock and warrants, net [2]	38,127,776	-
Proceeds from Warrant Exercises	240,000	-
Net Cash Provided by Financing Activities	38,367,776	570,341

Net (Decrease) Increase in Cash and Restricted Cash	34,502,103	(587,100)
Cash, cash equivalents and restricted cash - Beginning of period	9,334,584	2,117,286
Cash, cash equivalents and restricted cash - End of period	$43,836,687	$1,530,186

[1] Net of cash offering costs of $80,000 in 2020.

[2] Net of cash offering costs of $3,270,000 in 2021.

	For the Three Months Ended March 31,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash Received During the Period For:
Interest, net	$(2,959)	$(2,633)

Non-Cash Financing Activities
Fair value of warrants issued in connection with common stock included in derivative liabilities	$-	$513,534
Fair value of placement agent warrants issued in connection with common stock included in derivative liabilities	$-	$32,502
Fair value of warrants issued	$(211,976)	$-

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

Note 2 – Management’s Liquidity Plan

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Although we expect to continue incurring losses for the foreseeable future, may never earn revenues large enough to support operations, and may need to raise additional capital to sustain operations, pursue product development initiatives, and penetrate markets for the sale of products, Management believes that our capital resources at March 31, 2021, are sufficient to meet our obligations as they become due within one year after the date of this interim filing, and sustain operations.

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Form 10-K filed with the SEC on March 31, 2021. The condensed balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $43,586,687 and $9,084,584 as of March 31, 2021 and December 31, 2020, respectively.

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

Recent Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. There was not a significant impact to the financial statements from the adoption of this standard.

Note 4 – Property and Equipment

As of March 31, 2021 and December 31, 2020, property and equipment consist of the following:

	March 31,	December 31,
	2021	2020
Laboratory equipment	$320,830	$320,830
Furniture and fixtures	103,734	98,392
Computer software and equipment	83,763	65,078
Leasehold improvements	158,092	158,092
Software	244,479	244,479
	910,898	886,871
Less: accumulated depreciation	(515,521)	(487,904)
Property and equipment, net	$395,377	$398,967

Depreciation expense amounted to $27,617 and $19,676 for the three months ended March 31, 2021 and 2020, respectively. Depreciation expense is reflected in general and administrative expenses in the accompanying statements of operations.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 5 – Right-of-Use Assets and Lease Liability

On September 20, 2017, the Company renewed its operating lease for its manufacturing facility in Irvine, California, effective October 1, 2017, for five years with an option to extend the lease for an additional five years at the end of the initial lease term. The initial lease rate was $26,838 per month with escalating payments. In connection with the lease, the Company is obligated to pay $7,254 monthly for operating expenses for building repairs and maintenance. The Company has no other operating or financing leases with terms greater than 12 months.

The Company accounts for this lease following the guidance in ASC Topic 842, Leases, and elected to adopt the short-term lease exception and not apply Topic 842 to arrangements with lease terms of 12 months or less. The Company determined the lease liabilities using the Company’s estimated incremental borrowing rate of 8.5% to estimate the present value of the monthly lease payments.

Our operating lease cost is as follows:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2021	2020
Operating lease cost	$85,492	$85,492

Supplemental cash flow information related to our operating lease is as follows:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2021	2020
Operating Cash Flow Information:
Cash paid for amounts in the measurement of lease liabilities	$87,981	$85,416

Remaining lease term and discount rate for our operating lease is as follows:
March 31, 2021
Remaining lease term	1.5 years
Discount rate	8.5%

Maturity of our lease liabilities by fiscal year for our operating lease is as follows:

Nine months ended December 31, 2021	$266,580
Year ended December 31, 2022	271,854
Total	$538,434
Less: Imputed Interest	(49,036)
Present value of our lease liability	$489,398

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Accrued Expenses and Other Current Liabilities

As of March 31, 2021, and December 31, 2020, accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2021	2020
Accrued compensation costs	$193,815	$473,799
Accrued professional fees	95,112	79,650
Accrued research and development	181,934	368,809
Accrued warrants	-	188,104
Other accrued expenses	60,888	58,607
Total accrued expenses and other current liabilities	$531,749	$1,168,969

Note 7 – Note Payable

The note payable consists of the following at March 31, 2021 and December 31, 2020:

Carrying value	$312,700
Stated maturity date	April 22, 2022
Stated interest rate	1% per annum

Note 8 – Commitments and Contingencies

Litigations Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Robert Rankin Complaints

On July 9, 2020, the Company was served with a civil complaint filed in the Superior Court for the State of California, County of Orange by a former employee, Robert Rankin, who resigned his employment on or about March 30, 2020. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01146555-CU-WR-CJC and was filed on May 27, 2020. On September 3, 2020 the Company and its Chief Executive Officer were served with a second complaint filed in the Superior Court for the State of California, County of Orange by Mr. Rankin. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01157857 and was filed on August 31, 2020. The complaints assert several causes of action including a cause of action for failure to timely pay Mr. Rankin’s accrued and unused vacation and three months’ severance under his July 16, 2018 employment agreement, defamation, unlawful labor code violations, sex-based discrimination, and unfair competition, and seeks damages for lost wages, emotional and mental distress, consequential damages, punitive damages and attorney’s fees and costs. The Company intends to vigorously defend the claims, investigate the allegations, and assert counterclaims. As of the date of these financial statements, the amount of loss associated with these complaints, if any, cannot be reasonably estimated. Accordingly, no amounts related to these complaints are accrued as of March 31, 2021.

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 9 –Stockholders’ Equity

Common Stock

On February 11, 2021, the Company raised $41,400,000 in gross proceeds, with cash offering costs of approximately $3,300,000, in a public offering of 5,914,284 shares of its common stock for a purchase price of $7.00 per share and warrants to purchase 2,957,142 shares of its common stock. The exercise price of the warrants is $7.00 per share, subject to customary adjustments and they expire on February 11, 2026. The warrants had grant date fair value of $4.84 per share for an aggregate grant date fair value of $14,312,567, using the Black Scholes method with the following assumptions used: stock price of $7.53, risk-free interest rate of 0.11%, volatility of 113.1%, annual rate of quarterly dividends of 0%, and a contractual term of 2.5 years. We determined that equity classification of the warrants was appropriate. Accordingly, their value is included in additional paid-in capital.

Warrants

In November 2020 the Company’s Board of Directors approved the issuance of warrants to purchase 6,400 shares of common stock to an advisor and warrants to purchase 20,000 shares of common stock to certain participants in the preferred share exchange. Separately the Company agreed to re-price warrants issued to the placement agent for the Company’s February 25, 2020 private placement. These warrants and the re-priced warrant were issued in February 2021. The value of these warrants when they were issued $211,976. The Company determined their value using the Black-Scholes method with the following assumptions: stock price of $8.91 - $9.31, risk-free interest rate of 0.47%, volatility of 113%, annual rate of quarterly dividends of 0%, and an expected term of 2.5 to 3.5 years.

Stock Options

From time to time, the Company issues options for the purchase of its common stock to employees and others. The Company recognized $0.1 million of share-based compensation related to stock options during the three months ended March 31, 2021 and 2020.

As of March 31, 2021, there was $1.0 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.8 years.

Note 10 – Net Loss per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of March 31, 2021 and 2020:

	March 31,
	2021	2020
Shares of common stock issuable upon exercise of warrants	4,402,032	229,970
Shares of common stock issuable upon exercise of options	256,696	96,689
Potentially dilutive common stock equivalents excluded from diluted net loss per share	4,658,728	326,659

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

We estimate that there are approximately 2.4 million people in the U.S. that suffer from deep venous CVI due to valvular incompetence.

VenoValve Clinical Status

After consultation with the FDA, and as a precursor to the U.S. pivotal trial, we conducted a small first-in-human study for the VenoValve in Colombia. The first-in-human Colombian trial included 11 patients. In addition to providing safety and efficacy data, the purpose of the first-in-human study was to provide proof of concept, and to provide valuable feedback to make any necessary product modifications or adjustments to our surgical implantation procedures for the VenoValve prior to conducting the U.S. pivotal trial. In December of 2018, we received regulatory approval from Instituto Nacional de Vigilancia de Medicamentos y Alimentos (“INVIMA”), the Colombian equivalent of the FDA. On February 19, 2019, we announced that the first VenoValve was successfully implanted in a patient in Colombia. Between April of 2019 and December of 2019, we successfully implanted VenoValves in 10 additional patients, completing the implantations for the Colombian first-in-human study. Overall, VenoValves have been implanted in all 11 patients. Endpoints for the VenoValve first-in-human study include safety (device related adverse events), reflux, measured by doppler, a VCSS score used by the clinician to measure disease severity, and a VAS score used by the patient to measure pain, and a quality of life measurement.

Final results from the first-in-human study were released in December of 2020. Among the 11 patients, reflux improved an average of 54%, Venous Clinical Severity Scores (“VCSSs”) improved an average of 56%, and visual analog scale (VAS) scores, which are used by patients to measure pain, improved an average of 76%, when compared to pre-surgery levels. VCSS scores are commonly used by clinicians in practice and in clinical trials to objectively assess outcomes in the treatment of venous disease, and include ten characteristics including pain, inflammation, skin changes such as pigmentation and induration, the number of active ulcers, and ulcer duration. The improvement in VCSS scores is significant and indicates that almost all of the VenoValve patients who had severe CVI pre-surgery, had mild CVI or the complete absence of disease at one-year post surgery. Quality of life measured by a VEINES score showed statistically significant improvement.

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

An investigational device exemption or IDE from the FDA is required before a medical device company can proceed with a pivotal trial for a class III medical device. On March 5, 2021 we filed an IDE application with the FDA for the VenoValve U.S. pivotal trial. On April 1, 2021, twenty-seven days after filing the IDE application, we received notification from the FDA that our IDE application was approved. The U.S. pivotal for the VenoValve will be known at the SAVVE (Surgical Anti-reflux Veno Valve Endoprosthesis) study and is a prospective, non-blinded, single arm, multi-center study of seventy-five (75) CVI patients enrolled at up to 20 U.S. sites.

Endpoints for the SAVVE trial mirror those endpoints used for the first-in-human trial, and include the absence of material adverse safety events (mortality, deep wound infection, major bleeding, ipsilateral deep vein thrombosis, pulmonary embolism) at thirty (30) days post implantation, reductions of reflux at one hundred and eighty days (180) days post VenoValve implantation, VCSS scoring to measure disease manifestations, VAS scores to measure pain, and quality of life measurements. We have significant interest from key opinion leaders and several of the top vascular clinicians in the U.S. who would like to participate in the VenoValve U.S. pivotal trial. We are in the process of qualifying the sites, seeking investigational review board (“IRB”) and other necessary approvals, negotiating clinical trial agreements, and preparing for site training and initiations. At this point we expect the first implantation for the SAVVE study to occur at the beginning of the third quarter of 2021.

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

In May of 2020, we announced that we had received approval from the Superintendent of Health of the National Health Counsel for the Republic of Paraguay to conduct a first-in-human, feasibility trial for the CoreoGraft. Up to 5 patients that need coronary artery bypass graft surgery were to receive CoreoGraft implants as part of the first-in-human study. In July of 2020, we announced that we had received permission to proceed with the first-in-human study, which had been put on hold due to the COVID-19 pandemic, and in August of 2020 we announced that the first two patients had been enrolled for the first-in-human CoreoGraft trial. Heart bypass surgeries for the first two patients to receive CoreoGraft implants as part of our first-in-human trial were successfully completed in October of 2020. A third bypass surgery using the CoreoGraft was successfully completed in November of 2020 and another surgery was completed in December of 2020. Two CoreoGraft surgical patients have expired due to non-device related adverse events, one in October and one in November of 2020. As a result of these deaths, the feasibility study was put on hold, pending a review by an ethics committee that oversees the feasibility trial. Although the committee has given approval to resume with the feasibility study, due to the recent resurgence of COVID-19 in South America (including in Paraguay), the first-in-human CoreoGraft feasibility trial remains on hold. At this time we have no further information as to when the study might resume.

Results of Operations

The following table represents selected items in our statements of operations for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Operating Expenses:

Selling, general and administrative expenses	1,176,455	997,896
Research and development expenses	1,631,795	510,624
Loss from Operations	(2,808,250)	(1,508,520)

Other Expense (Income):
Interest expense (income), net	(2,959)	(2,633)
Change in fair value of derivative liabilities	-	(346,129)
Other expense	(32,405)	-
Total Other Expense (Income)	(35,364)	(348,762)

Net Loss	$(2,772,886)	$(1,159,758)

Net Loss Per Basic and Diluted Common Share:	$(0.48)	$(1.57)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	5,741,212	737,275

Comparison of the three months ended March 31, 2021 and 2020

Overview

We reported net losses of $2.8 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively, representing an increase in net loss of $1.6 million, or 133%, resulting from an increase in operating expenses of $1.3 million, and a decrease of $0.3 million in other expense.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates.

Selling, General and Administrative Expenses

For the three months ended March 31, 2021, selling, general and administrative expenses increased by $0.2 million or 18%, to $1.2 million from $1.0 million for the three months ended March 31, 2020. The increase is primarily due to $0.1 million in higher Delaware franchise taxes, which increased due to changes in our capital structure, $0.5 million in higher D&O insurance premiums, and $0.5 million in higher legal fees.

Research and Development Expenses

For the three months ended March 31, 2021, research and development expenses increased by $1.1 million or 220%, to $1.6 million from $0.5 million for the three months ended March 31, 2020. This increase results from our efforts to apply and prepare for the IDE submission and pivotal trial of the VenoValve, prepare for the first-in human trial of the CoreoGraft, and related lab and personnel costs to support those activities, and is primarily due to $0.5 million in costs related to the VenoValve pivotal trial and the CoreoGraft first-in human trial, $0.2 million in costs related to product testing, $0.2 in compensation due to a larger team, and $0.2 million in other lab costs to support preparation for our pivotal trial.

Change in Fair Value of Derivative Liability

For the quarter ended March 31, 2020, we recorded a gain on the change in fair value of derivative liabilities of $0.3 million. Our derivative liabilities are related to warrants issued in connection with our February 25, 2020 private placement. There were no similar instruments outstanding during the quarter ending March 31, 2021.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities for the three months ended March 31, 2021. Since inception, we have funded our operations primarily through our IPO, private and public offerings of equity and private placement of convertible debt securities as well as modest revenues from royalties, contract research and sales of the ProCol Vascular Bioprosthesis.

As of May 10, 2020, we had a cash balance of $43.0 million.

We measure our liquidity in a variety of ways, including the following:

	March 31, 2021	December 31, 2020
	(unaudited)
Cash	$43,836,687	$9,334,584
Working capital	42,291,603	6,382,818

Based upon our cash and working capital as of March 31, 2021, we have sufficient capital resources to meet our obligations as they become due within one year after the date of this Report and sustain operations.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2021, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 because of the material weakness in internal control over financial reporting discussed below.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Form 10-K, filed with the SEC on March 31, 2021.

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

Date: May 12, 2021	HANCOCK JAFFE LABORATORIES, INC.

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Chief Financial Officer
(Principal Financing and Accounting Officer)

