Form 10-Q
period 2021-06-30
Hancock Jaffe Laboratories, Inc.
filed 2021-08-11
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☒ No ☐

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

Yes ☐ No ☒

As of August 10, 2021, there were 8,513,662 shares of common stock outstanding.

HANCOCK JAFFE LABORATORIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$41,039,182	$9,334,584
Prepaid expenses and other current assets	399,685	234,467
Total Current Assets	41,438,867	9,569,051
Property and equipment, net	490,418	398,967
Operating lease right-of-use assets, net	387,852	539,974
Security deposits and other assets	34,993	29,843
Total Assets	$42,352,130	$10,537,835

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$308,881	$1,390,362
Accrued expenses and other current liabilities	412,466	1,135,969
Note Payable	312,700	312,700
Deferred revenue - related party	33,000	33,000
Current portion of operating lease liabilities	326,265	314,202
Total Current Liabilities	1,393,312	3,186,233
Long-term operating lease liabilities	84,582	253,746
Total Liabilities	1,477,894	3,439,979

Commitments and Contingencies	-	-
Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000,000 shares authorized, 8,513,662 and 2,541,529 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	85	25
Additional paid-in capital	111,348,343	72,421,242
Accumulated deficit	(70,474,192)	(65,323,411)
Total Stockholders’ Equity	40,874,236	7,097,856
Total Liabilities and Stockholders’ Equity	$42,352,130	$10,537,835

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating Expenses:
Selling, general and administrative expenses	1,295,747	839,735	2,472,202	1,837,631
Research and development expenses	1,089,716	706,173	2,721,511	1,216,797
Loss from Operations	(2,385,463)	(1,545,908)	(5,193,713)	(3,054,428)

Other (Income) Expense:
Interest (income) expense, net	(6,701)	(228)	(9,660)	(2,861)
Change in fair value of derivative liabilities	-	81,276	-	(264,853)
Other expense	(867)	-	(33,272)	-
Total Other (Income) Expense	(7,568)	81,048	(42,932)	(267,714)
Net Loss	$(2,377,895)	$(1,626,956)	$(5,150,781)	$(2,786,714)

Net Loss Per Basic and Diluted Common Share:	$(0.28)	$(1.89)	$(0.72)	$(3.49)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	8,512,059	858,572	7,159,782	797,875

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	2,541,529	$25	$72,421,242	$(65,323,411)	$7,097,856
Common stock issued in public offering	5,914,284	59	38,127,717	-	38,127,776
Common stock issued for exercise of warrants	52,077	1	239,999	-	240,000
Shared-Based Compensation	-	-	106,850	-	106,850
Fair Value of Warrants Issued	-	-	211,976	-	211,976
Net loss	-	-	-	(2,772,886)	(2,772,886)
Balance at March 31, 2021	8,507,890	$85	$111,107,784	$(68,096,297)	$43,011,572
Shared-Based Compensation	-	-	202,983	-	202,983
Shares issued in satisfaction of trade payable	5,772	-	37,576	-	37,576
Net loss	-	-	-	(2,377,895)	(2,377,895)
Balance at June 30, 2021	8,513,662	85	111,348,343	(70,474,192)	40,874,236

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	717,274	$7	$57,177,858	$(56,187,925)	$989,940
Common stock issued in private placement offering	52,000	1	24,304	-	24,305
Share-based compensation:	-	-	116,820	-	116,820
Warrants granted to consultants	-	-	14,070	-	14,070
Net loss	-	-	-	(1,159,758)	(1,159,758)
Balance at March 31, 2020	769,274	$8	$57,333,052	$(57,347,683)	$(14,623)
Common stock issued in public offering	192,688	2	1,973,306	-	1,973,308
Share-Based Compensation	-	-	37,717	-	37,717
Net loss	-	-	-	(1,626,956)	(1,626,956)
Balance at June 30, 2020	961,962	$10	$59,344,075	$(58,974,639)	$369,446

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(5,150,781)	$(2,786,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	331,281	168,607
Depreciation and amortization	59,058	44,961
Amortization of right-of-use assets	152,122	144,494
Change in fair value of derivatives	-	(264,853)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(125,218)	(104,159)
Security deposit and other assets	(5,150)	-
Accounts payable	(1,083,905)	346,167
Accrued expenses	(532,975)	123,971
Payments on lease liabilities	(157,101)	(144,342)
Total adjustments	(1,361,888)	314,846
Net Cash Used in Operating Activities	(6,512,669)	(2,471,868)

Cash Flows from Investing Activities
Purchase of property and equipment	(150,509)	(127,786)
Net Cash Used in Investing Activities	(150,509)	(127,786)

Cash Flows from Financing Activities
Proceeds from private placements of common stock and warrants, net	-	570,341
Proceeds from registered direct offerings of common stock with warrants, net	-	1,973,308
Proceeds from public offering, net	38,127,776	-
Proceeds from issuance of note payable	-	312,700
Proceeds from Warrant Exercises	240,000	-
Net Cash Provided by Financing Activities	38,367,776	2,856,349

Net Increase in Cash, Cash Equivalent, and Restricted Cash	31,704,598	256,695
Cash, cash equivalents and restricted cash - Beginning of period	9,334,584	2,117,286
Cash, cash equivalents and restricted cash - End of period	$41,039,182	$2,373,981

See Notes to these Unaudited Condensed Financial Statements

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash Paid (Received) During the Years For:
Interest, net	$(9,660)	$(2,861)

Non-Cash Financing Activities:
Fair value of warrants issued in connection with common stock included in derivative liabilities	$-	$513,534
Fair value of placement agent warrants issued in connection with common stock included in derivative liabilities	$-	$32,502
Fair value of common stock issued in satisfaction of trade payable	$37,576	-
Fair value of warrants issued	$(211,976)	$-

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

Although we expect to continue incurring losses for the foreseeable future, may never earn revenues large enough to support operations, and may need to raise additional capital to sustain operations, pursue product development initiatives, and penetrate markets for the sale of products, Management believes that our capital resources at June 30, 2021, are sufficient to meet our obligations as they become due within one year after the date of this interim filing, and sustain operations.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of June 30, 2021 and December 31, 2020, and for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Form 10-K filed with the SEC on March 31, 2021. The condensed balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements.

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There was an aggregate uninsured cash balance of $40,789,182 as of June 30, 2021.

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 – Property and Equipment

As of June 30, 2021 and December 31, 2020, property and equipment consist of the following:

	June 30,	December 31,
	2021	2020
Laboratory equipment	$412,342	$320,830
Furniture and fixtures	124,093	98,392
Computer software and equipment	91,624	65,078
Leasehold improvements	164,842	158,092
Software	244,479	244,479
	1,037,380	886,871
Less: accumulated depreciation	(546,962)	(487,904)
Property and equipment, net	$490,418	$398,967

Depreciation expense amounted to $59,058 and $44,961 for the six months ended June 30, 2021 and 2020, respectively. Depreciation expense is reflected in general and administrative expenses in the accompanying statements of operations.

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

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Our operating lease cost is as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2021	2021
Operating lease cost	$85,492	$170,983

Supplemental cash flow information related to our operating lease is as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2021	2021
Operating Cash Flow Information:
Cash paid for amounts in the measurement of lease liabilities	$87,981	$175,962

Remaining lease term and discount rate for our operating lease is as follows:	June 30, 2021
Remaining lease term	1.3 years
Discount rate	8.5%

Maturity of our lease liabilities by fiscal year for our operating lease is as follows:

Six months ended December 31, 2021	$178,599
Year ended December 31, 2022	271,854
Total	$450,453
Less: Imputed Interest	(13,422)
Present value of our lease liability	$437,031

HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Accrued Expenses and Other Current Liabilities

As of June 30, 2021, and December 31, 2020, accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
Accrued compensation costs	$276,718	$473,799
Accrued professional fees	92,500	79,650
Accrued franchise taxes	27,832	25,607
Accrued research and development	15,416	368,809
Accrued warrants	-	188,104
Total	$412,466	$1,135,969

Note 7 – Note Payable

The note payable consists of the following at June 30, 2021 and December 31, 2020:

Carrying value	$312,700
Stated maturity date	April 22, 2022
Stated interest rate	1% per annum

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

The Company intends to vigorously defend the claims, investigate the allegations, and assert counterclaims. As of the date of these financial statements, the amount of loss associated with these complaints, if any, cannot be reasonably estimated. Accordingly, no amounts related to these complaints are accrued as of June 30, 2021.

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

On April 26, 2021, the Company issued 5,772 shares with a value of $6.51 per share, or $37,576, in satisfaction of a trade payable.

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

Stock Options

From time to time, the Company issues options for the purchase of its common stock to employees and others. Share-based compensation related to stock options is included in selling, general and administrative expenses on the accompanying statement of operations, and was $0.3 and $0.2 million of during the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, there was $1.5 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 2.2 years.

Note 10 – Net Loss per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of June 30, 2021 and 2020:

	June 30,
	2021	2020
Shares of common stock issuable upon exercise of warrants	4,402,032	438,072
Shares of common stock issuable upon exercise of options	386,096	96,689
Potentially dilutive common stock equivalents excluded from diluted net loss per share	4,788,128	534,761

HANCOCK JAFFE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 11 – Related Party Transactions

On June 8, 2021, the Company updated its agreement with the vendor affiliated by common ownership and control with a shareholder holding approximately 10% of the Company’s outstanding common stock. The Company engaged this vendor to provide support in the VenoValve U.S. pivotal trial. Expenditures to that vendor were approximately $0.4 million during the six months ending June 30, 2021, and are included in in Research and Development expenses in the accompanying statement of operations.

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

Endpoints for the SAVVE trial mirror those endpoints used for the first-in-human trial, and include the absence of material adverse safety events (mortality, deep wound infection, major bleeding, ipsilateral deep vein thrombosis, pulmonary embolism) at thirty (30) days post implantation, reductions of reflux at one hundred and eighty days (180) days post VenoValve implantation, VCSS scoring to measure disease manifestations, VAS scores to measure pain, and quality of life measurements. We have significant interest from key opinion leaders and several of the top vascular clinicians in the U.S. who would like to participate in the VenoValve U.S. pivotal trial. We are in the process of qualifying the sites, seeking investigational review board (“IRB”) and other necessary approvals, negotiating clinical trial agreements, and preparing for site training and initiations. At this point we expect the first implantation for the SAVVE study to occur during the third quarter of 2021.

On August 3, 2020, we announced that the FDA granted Breakthrough Device Designation status to the VenoValve. The FDA’s Breakthrough Devices Program was established to enable priority review for devices that provide more effective treatment or diagnosis of life threatening or irreversibly debilitating diseases or conditions. The goal of the FDA’s Breakthrough Devices Program is to provide patients and health care providers with timely access to medical devices by speeding up their development, assessment, and review, while preserving the FDA’s mission to protect and promote public health.

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

Comparison of the three months ended June 30, 2021 and 2020

Overview

We reported net losses of $2.4 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, representing an increase in net loss of $0.8 million or 50%, due to an increase in operating expenses of $0.9 million, and a decrease in other income and expense of $0.1 million.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates.

Selling, General and Administrative Expenses

For the three months ended June 30, 2021, selling, general and administrative expenses increased by $0.5 million or 54%, to $1.3 million from $0.8 million for the three months ended June 30, 2020. The increase is primarily due to $0.3 million in higher compensation costs due mainly from share based compensation, $0.1 million in higher Delaware franchise taxes, which increased due to changes in our capital structure, $0.1 million in higher outside services due to recruiting fees and $0.1 million in higher D&O insurance premiums, partially offset by $0.1 million in lower legal fees.

Research and Development Expenses

For the three months ended June 30, 2021, research and development expenses increased by $0.4 million or 54%, to $1.1 million from $0.7 million for the three months ended June 30, 2020. This increase results from our efforts to apply and prepare for the IDE submission and pivotal trial of the VenoValve, and related lab and personnel costs to support those activities, and is primarily due to $0.3 million in compensation due to a larger team, and $0.1 million in other lab costs to support preparation for our pivotal trial.

Change in Fair Value of Derivative Liability

For the quarter ended June 30, 2020, we recorded a gain on the change in fair value of derivative liabilities of $0.1 million. Our derivative liabilities were related to warrants issued in connection with our February 25, 2020 private placement. There were no similar instruments outstanding during the quarter ending June 30, 2021.

Comparison of the six months ended June 30, 2021 and 2020

Overview

We reported net losses of $5.2 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively, representing an increase in net loss of $2.4 million or 85%, due to an increase in operating expenses of $2.2 million, and a decrease in other income and expense of $0.2 million.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates.

Selling, General and Administrative Expenses

For the six months ended June 30, 2021, selling, general and administrative expenses increased $0.7 million or 35%, to $2.5 million from $1.8 million for the six months ended June 30, 2020. The increase is primarily due to $0.3 million in higher compensation cost $0.2 million in higher Delaware franchise taxes, which increased due to changes in our capital structure, $0.1 million in higher D&O insurance premiums, and $0.1 million in higher outside services due to recruiting fees.

Research and Development Expenses

For the six months ended June 30, 2021, research and development expenses increased by $1.5 million or 124%, to $2.7 million from $1.2 million for the six months ended June 30, 2020. This increase results from our efforts to apply and prepare for the IDE submission and pivotal trial of the VenoValve, and related lab and personnel costs to support those activities, and is primarily due to $0.5 million in compensation due to a larger team, $0.7 million in costs related to the preparing for VenoValve pivotal trial including regulatory submissions other preparatory work, $0.2 million in costs related to product testing and production, and $0.1 million in other lab costs to support preparation for our pivotal trial.

Change in Fair Value of Derivative Liability

For the six months ended June 30, 2020, we recorded a gain on the change in fair value of derivative liabilities of $0.3 million. Our derivative liabilities were related to warrants issued in connection with our February 25, 2020 private placement. There were no similar instruments outstanding during the period ending June 30, 2021.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities for the six months ended June 30, 2021. Since inception, we have funded our operations primarily through our IPO, private and public offerings of equity and private placement of convertible debt securities as well as modest revenues from royalties, contract research and sales of the ProCol Vascular Bioprosthesis.

As of August 6, 2021, we had a cash balance of $40.1 million.

We measure our liquidity in a variety of ways, including the following:

	June 30 2021	December 31, 2020
	(unaudited)
Cash	$41,039,182	$9,334,584
Working capital	40,045,555	6,382,818

Based upon our cash and working capital as of June 30, 2021, we have sufficient cash to sustain the Company’s operations at least one year after the date of this Report.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2021, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 because of the material weakness in internal control over financial reporting discussed below.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2021, the Company issued 5,772 shares with a value of $6.51 per share, or $37,576, in satisfaction of a trade payable.

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

Date: August 10, 2021	HANCOCK JAFFE LABORATORIES, INC.

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Chief Financial Officer
(Principal Financing and Accounting Officer)

