Form 10-Q
period 2021-09-30
enVVeno Medical Corp
filed 2021-11-12
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission file number: 001-38325

enVVeno Medical Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0936180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Doppler

Irvine, California 92618

(Address of principal executive offices)

(949) 261-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:	Ticker Symbol
Common Stock, $0.00001 par value Warrant to Purchase Commons Stock	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC	NVNO NVNOW

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

Yes ☐ No ☒

As of November 9, 2021, there were 9,468,324 shares of common stock outstanding.

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$57,896,922	$9,334,584
Prepaid expenses and other current assets	310,046	234,467
Total Current Assets	58,206,968	9,569,051
Property and equipment, net	598,976	398,967
Operating lease right-of-use assets, net	311,790	539,974
Security deposits and other assets	54,493	29,843
Total Assets	$59,172,227	$10,537,835

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$394,191	$1,390,362
Accrued expenses and other current liabilities	358,644	1,135,969
Note Payable	-	312,700
Deferred revenue - related party	33,000	33,000
Current portion of operating lease liabilities	332,297	314,202
Total Current Liabilities	1,118,132	3,186,233
Long-term operating lease liabilities	-	253,746
Total Liabilities	1,118,132	3,439,979

Commitments and Contingencies	-	-
Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000,000 shares authorized, 9,468,324 and 2,541,529 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	95	25
Additional paid-in capital	130,917,501	72,421,242
Accumulated deficit	(72,863,501)	(65,323,411)
Total Stockholders’ Equity	58,054,095	7,097,856
Total Liabilities and Stockholders’ Equity	$59,172,227	$10,537,835

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating Expenses:
Selling, general and administrative expenses	1,481,972	1,164,089	3,954,174	3,001,720
Research and development expenses	1,224,559	758,198	3,946,070	1,974,995
Loss from Operations	(2,706,531)	(1,922,287)	(7,900,244)	(4,976,715)

Other (Income) Expense:
Gain on extinguishment of note payable	(312,700)	-	(312,700)	-
Interest (income) expense, net	(4,522)	(564)	(14,182)	(3,425)
Change in fair value of derivative liabilities	-	53,046	-	(211,807)
Other expense	-	-	(33,272)	-
Total Other (Income) Expense	(317,222)	52,482	(360,154)	(215,232)
Net Loss	(2,389,309)	$(1,974,769)	$(7,540,090)	$(4,761,483)
Deemed dividend to Series C Preferred Stockholders	-	(23,859)	-	(23,859)
Net Loss Attributable to Common Stockholders	$(2,389,309)	$(1,998,628)	$(7,540,090)	$(4,785,342)

Net Loss Per Basic and Diluted Common Share:	$(0.26)	$(1.38)	$(0.96)	$(4.70)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	9,179,524	1,445,820	7,840,482	1,018,420

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	2,541,529	$25	$72,421,242	$(65,323,411)	$7,097,856
Common stock issued in public offering	5,914,284	59	38,127,717	-	38,127,776
Common stock issued for exercise of warrants	52,077	1	239,999	-	240,000
Shared-Based Compensation	-	-	106,850	-	106,850
Fair Value of Warrants Issued	-	-	211,976	-	211,976
Net loss	-	-	-	(2,772,886)	(2,772,886)
Balance at March 31, 2021	8,507,890	$85	$111,107,784	$(68,096,297)	$43,011,572
Shared-Based Compensation	-	-	202,983	-	202,983
Shares issued in satisfaction of trade payable	5,772	-	37,576	-	37,576
Net loss	-	-	-	(2,377,895)	(2,377,895)
Balance at June 30, 2021	8,513,662	85	111,348,343	(70,474,192)	40,874,236
Common stock issued in at the market transactions	170,963	2	970,573	-	970,575
Common stock issued in registered direct offering	781,615	8	18,273,583		18,273,591
Shared-Based Compensation	-	-	325,002	-	325,002
Net loss	-	-	-	(2,389,309)	(2,389,309)
Balance at September 30, 2021	9,466,240	95	130,917,501	(72,863,501)	58,054,095

	Series C Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	-	-	717,274	$7	$57,177,858	$(56,187,925)	$989,940
Common stock issued in private placement offering	-	-	52,000	1	24,304	-	24,305
Share-based compensation:	-	-	-	-	116,820	-	116,820
Warrants granted to consultants	-	-	-	-	14,070	-	14,070
Net loss	-	-	-	-	-	(1,159,758)	(1,159,758)
Balance at March 31, 2020	-	-	769,274	$8	$57,333,052	$(57,347,683)	$(14,623)
Common stock issued in public offering	-	-	192,688	2	1,973,306	-	1,973,308
Share-Based Compensation	-	-	-	-	37,717	-	37,717
Net loss	-	-	-	-	-	(1,626,956)	(1,626,956)
Balance at June 30, 2020	-	-	961,962	$10	$59,344,075	$(58,974,639)	$369,446
Common stock issued in public offering	-	-	575,000	6	3,881,901	-	3,881,907
Preferred stock issued in private placement	4,205,406	42	-		1,358,060	-	1,358,102
Warrant Exercised	-	-	72,747	1	631,625	-	631,626
Reclassification of Warrant Derivatives to Equity	-	-	-	-	334,229	-	334,229
Share-Based Compensation	-	-	-	-	194,420	-	194,420
Net loss	-	-	-	-	-	(1,974,769)	(1,974,769)
Balance at September 30, 2020	4,205,406	$42	1,609,709	$17	$65,744,310	$(60,949,408)	$4,794,961

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(7,540,090)	$(4,761,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	656,283	363,027
Depreciation and amortization	103,134	71,252
Amortization of right-of-use assets	228,184	216,741
Gain on extinguishment of note payable	(312,700)	-
Change in fair value of derivatives	-	(211,807)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(35,579)	(232,006)
Security deposit and other assets	(24,650)	-
Accounts payable	(998,595)	(246,960)
Accrued expenses and other current liabilities	(586,797)	(45,766)
Payments on lease liabilities	(235,651)	(216,514)
Total adjustments	(1,206,371)	(302,033)
Net Cash Used in Operating Activities	(8,746,461)	(5,063,516)

Cash Flows from Investing Activities
Purchase of property and equipment	(303,143)	(152,751)
Net Cash Used in Investing Activities	(303,143)	(152,751)

Cash Flows from Financing Activities
Proceeds from private placements of common stock and warrants, net	-	570,341
Preferred stock issued in private placement	-	1,358,102
Proceeds from shares issued under ATM, net	970,575	-
Proceeds from registered direct offering, net	18,273,591	-
Proceeds from public offering, net	38,127,776	5,855,215
Proceeds from issuance of note payable	-	312,700
Proceeds from Warrant Exercises	240,000	631,626
Net Cash Provided by Financing Activities	57,611,942	8,727,984

Net Increase in Cash, Cash Equivalent, and Restricted Cash	48,562,338	3,511,717
Cash, cash equivalents and restricted cash - Beginning of period	9,334,584	2,117,286
Cash, cash equivalents and restricted cash - End of period	$57,896,922	$5,629,003

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash Paid (Received) During the Years For:
Interest, net	$(14,182)	$(3,425)

Non-Cash Financing Activities:
Fair value of warrants issued in connection with common stock included in derivative liabilities	$-	$513,534
Fair value of placement agent warrants issued in connection with common stock included in derivative liabilities	$-	$32,502
Fair value of common stock issued in satisfaction of trade payable	$37,576	$-
Fair value of warrants issued	$211,976	$-
Reclassification of warrant derivatives to equity	$-	$(334,229)

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Business Organization and Nature of Operations

enVVeno Medical Corporation is a med-tech company focused on improving the standard of care in the treatment of venous disease. We are developing tissue-based solutions that are designed to be life sustaining or life enhancing for patients with deep venous Chronic Venous Insufficiency (CVI). CVI occurs when valves inside of the veins of the leg fail, resulting in insufficient blood being returned to the heart. Our products are being developed to address large unmet medical needs by either offering treatments where none currently exist or by substantially increasing the current standards of care. Our lead product is a porcine based device to be surgically implanted in the deep venous system of the leg, and is called the VenoValve®. The VenoValve is currently being evaluated in the SAVVE U.S. pivotal trial for the purpose of obtaining approval to market and sell the device from the U.S. Food and Drug Administration (“FDA”). Our team of officers and directors has been affiliated with numerous medical devices that have received FDA approval or CE marking and have been commercially successful. We currently lease a 14,507 sq. ft. manufacturing facility in Irvine, California, where we manufacture medical devices for our clinical trials, and which has capacity for commercial manufacturing.

On September 21, 2021, we announced that we were changing our name from Hancock Jaffe to enVVeno Medical Corporation and that our development strategy is to focus on the treatment of venous disease. In addition to the VenoValve, we announced that we have begun development of a second device for the treatment of venous disease which we are calling enVVe. In connection with this change in strategy, we indicated that we are deferring further development of the CoreoGraft, which is now outside of our primary focus area.

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Going Concern and Management’s Liquidity Plan

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Although we expect to continue incurring losses for the foreseeable future, may never earn revenues large enough to support operations, and may need to raise additional capital to sustain operations, pursue product development initiatives, and penetrate markets for the sale of products, Management believes that our capital resources at September 30, 2021, are sufficient to meet our obligations as they become due within one year after the date of this interim filing, and sustain operations.

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Form 10-K filed with the SEC on March 31, 2021. The condensed balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements.

Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There was an aggregate uninsured cash balance of $ 57,646,922 as of September 30, 2021.

Net Loss per Share

The Company computes basic and diluted loss per share by dividing net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period, including warrants exercisable for little or no cash consideration. Basic and diluted net loss per common share are the same since the inclusion of common stock issuable pursuant to the exercise of warrants and options, would have been anti-dilutive.

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

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Property and Equipment

As of September 30, 2021 and December 31, 2020, property and equipment consist of the following:

	September 30,	December 31,
	2021	2020
Laboratory equipment	$501,346	320,830
Furniture and fixtures	124,093	98,392
Computer software and equipment	124,823	65,078
Leasehold improvements	188,589	158,092
Construction Work in Progress – Software	251,163	244,479
	1,190,014	886,871
Less: accumulated depreciation	(591,038)	(487,904)
Property and equipment, net	$598,976	398,967

Depreciation expense amounted to $44,076 and $66,857 for the nine months ended September 30, 2021 and 2020, respectively. Depreciation expense is reflected in general and administrative expenses in the accompanying statements of operations.

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

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Our operating lease cost is as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2021	2021
Operating lease cost	$85,492	$256,475

Supplemental cash flow information related to our operating lease is as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2021	2021
Operating Cash Flow Information:
Cash paid for amounts in the measurement of lease liabilities	$87,981	$263,943

Remaining lease term and discount rate for our operating lease is as follows:	September 30, 2021
Remaining lease term	1 year
Discount rate	8.5%

Maturity of our lease liabilities by fiscal year for our operating lease is as follows:

Three months ended December 31, 2020	$90,618
Year ended December 31, 2021	271,854
Total	$362,472
Less: Imputed Interest	(30,175)
Present value of our lease liability	$332,297

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Accrued Expenses and Other Current Liabilities

As of September 30, 2021, and December 31, 2020, accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2021	2020
Accrued compensation costs	$252,374	$473,799
Accrued professional fees	82,500	79,650
Accrued franchise taxes	23,770	25,607
Accrued research and development	-	368,809
Other accrued expenses	-	188,104
Accrued expenses	$358,644	$1,135,969

Note 7 – Note Payable

On April 12, 2020, the Company obtained a loan (the “Loan”) in the amount of $312,700, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated April 12, 2020, was to mature on April 12, 2022, and bore interest at a rate of 1% per annum, payable monthly commencing on November 12, 2020. On September 8, 2021, the Company was notified the Loan and any accrued interest had been forgiven. In connection with this, the Company recorded a gain on extinguishment of debt of $312,700.

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

The Company intends to vigorously defend the claims, investigate the allegations, and assert counterclaims. As of the date of these financial statements, the amount of loss associated with these complaints, if any, cannot be reasonably estimated. Accordingly, no amounts related to these complaints are accrued as of September 30, 2021.

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.
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

On August 12, 2021, the Company entered into an At-the-Market Offering Agreement to create an at-the-market equity program under which it may sell up to $25,000,000 of shares of the Company’s common stock from time to time. During the quarter ending September 30, 2021, the Company sold 170,963 shares for aggregate net proceeds of approximately $971,000.

On September 9, 2021, the Company entered a securities purchase agreement pursuant to which it completed a registered direct offering in which it sold 781,615 shares of common stock and Pre-Funded Warrants to purchase 1,759,035 shares of common stock, for aggregate net proceeds of approximately $18,300,000. We determined that equity classification of the warrants was appropriate. Accordingly, their value is included in additional paid-in capital.

In connection with this transaction, the Company also issued to the placement agent as compensation a warrant to purchase up to 152,439 shares of common stock with substantially the same terms as the warrants issued in the registered direct offering. The warrants are exercisable immediately upon issuance, have an initial exercise price of $9.84 per share, subject to customary adjustments, and expire in April 2025.

Warrants

In November 2020 the Company’s Board of Directors approved the issuance of warrants to purchase 6,400 shares of common stock to an advisor and warrants to purchase 20,000 shares of common stock to certain participants in the preferred share exchange. Separately the Company agreed to re-price warrants issued to the placement agent for the Company’s February 25, 2020 private placement. These warrants and the re-priced warrant were issued in February 2021. The value of these warrants when they were issued was $211,976. The Company determined their value using the Black-Scholes method with the following assumptions: stock price of $8.91 - $9.31, risk-free interest rate of 0.47%, volatility of 113%, annual rate of quarterly dividends of 0%, and an expected term of 2.5 to 3.5 years.

Stock Options

From time to time, the Company issues options for the purchase of its common stock to employees and others. Share-based compensation related to stock options is included in selling, general and administrative expenses on the accompanying statement of operations, and was $0.6 and $0.4 million of during the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, there was $1.6 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.7 years.

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Net Loss per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of September 30, 2021 and 2020:

	September 30,
	2021	2020
Shares of common stock issuable upon exercise of warrants	4,554,471	1,360,883
Shares of common stock issuable upon exercise of options	485,212	212,622
Potentially dilutive common stock equivalents excluded from diluted net loss per share	5,039,683	1,573,504

Note 11 – Related Party Transactions

On June 8, 2021, the Company updated its agreement with the vendor affiliated by common ownership and control with a shareholder holding approximately 10% of the Company’s outstanding common stock. The Company engaged this vendor to provide support in the VenoValve U.S. pivotal trial. Expenditures to that vendor were approximately $0.6 million during the nine months ending September 30, 2021, and are included in in Research and Development expenses in the accompanying statement of operations.

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

Unless the context requires otherwise, references in this document to “enVVeno” “we”, “our”, “us” or the “Company” are to enVVeno Medical Corporation.

Overview

enVVeno Medical Corporation is a med-tech company focused on improving the standard of care in the treatment of venous disease. We are developing tissue-based solutions that are designed to be life sustaining or life enhancing for patients with deep venous Chronic Venous Insufficiency (CVI). CVI occurs when valves inside of the veins of the leg fail, resulting in insufficient blood being returned to the heart. Our products are being developed to address large unmet medical needs by either offering treatments where none currently exist or by substantially increasing the current standards of care. Our lead product is a porcine based device to be surgically implanted in the deep venous system of the leg, and is called the VenoValve®. The VenoValve is currently being evaluated in the SAVVE U.S. pivotal trial for the purpose of obtaining approval to market and sell the device from the U.S. Food and Drug Administration (“FDA”). Our team of officers and directors has been affiliated with numerous medical devices that have received FDA approval or CE marking and that have been commercially successful. We currently lease a 14,507 sq. ft. manufacturing facility in Irvine, California, where we manufacture medical devices for our clinical trials, and which has capacity for commercial manufacturing.

On September 21, 2021, we announced that we were changing our name from Hancock Jaffe to enVVeno Medical Corporation and that our development strategy is to focus on the treatment of venous disease. In addition to the VenoValve, we announced that we have a second product in the early stages of development called enVVe. In connection with this change in strategy, we indicated that we are deferring further development of the CoreoGraft, which is now outside of our primary focus area.

Each of our products will be required to successfully complete significant clinical trials to demonstrate safety and efficacy before it will be able to be approved by the FDA.

VenoValve

The VenoValve is a porcine based valve developed at enVVeno to be implanted in the deep venous system of the leg to treat severe CVI. By reducing reflux, and lowering venous hypertension, the VenoValve has the potential to reduce or eliminate the symptoms of deep venous, severe CVI, including venous leg ulcers. The current version of the VenoValve is designed to be surgically implanted into the femoral vein of the patient via a 5 to 6 inch incision in the upper thigh.

There are presently no FDA approved medical devices to address valvular incompetence, or effective treatments for deep venous CVI. Current treatment options include compression garments, or constant leg elevation. These treatments are generally ineffective, as they attempt to alleviate the symptoms of CVI without addressing the underlying causes of the disease. In addition, we believe compliance with compression garments and leg elevation is extremely low, especially among the elderly. The premise behind the VenoValve is that by reducing the underlying causes of CVI, reflux and venous hypertension, the debilitating symptoms of CVI will decrease, resulting in improvement in the quality of the lives of CVI sufferers.

We estimate that there are approximately 2.4 million people in the U.S. that suffer from deep venous CVI due to valvular incompetence.

VenoValve Clinical Status

After consultation with the FDA, and as a precursor to the U.S. pivotal trial, we conducted a small first-in-human study for the VenoValve in Colombia. The first-in-human trial included eleven (11) patients. In addition to providing safety and efficacy data, the purpose of the first-in-human study was to provide proof of concept, and to provide valuable feedback to make any necessary product modifications or adjustments to our surgical implantation procedures for the VenoValve prior to conducting the U.S. pivotal trial. Endpoints for the VenoValve first-in-human study include safety (device related adverse events), reflux, measured by doppler, a VCSS score used by the clinician to measure disease severity, and a VAS score used by the patient to measure pain, and a quality of life measurement.

Final results from the one (1) year first-in-human study were presented at the Charing Cross International Symposium in April of 2021. Among the eleven (11) patients in the study, reflux improved an average of 54%, Venous Clinical Severity Scores (“VCSSs”) improved an average of 56%, and visual analog scale (VAS) scores, which are used by patients to measure pain, improved an average of 76%, all at one (1) year when compared to pre-surgery levels. VCSS scores are commonly used by clinicians in practice and in clinical trials to objectively assess outcomes in the treatment of venous disease, and include ten characteristics including pain, inflammation, skin changes such as pigmentation and induration, the number of active ulcers, and ulcer duration. The improvement in VCSS scores is significant and indicates the VenoValve patients who had severe CVI pre-surgery, had mild CVI or the complete absence of disease at one-year post surgery. Quality of life measured by a VEINES score showed statistically significant improvement.

VenoValve safety incidences during the one (1) year first-in-human study were minor with no reported device related adverse events. Minor non-device related adverse safety issues included one (1) fluid pocket (which was aspirated), intolerance from Coumadin anticoagulation therapy, three (3) minor wound infections (treated with antibiotics), and one occlusion due to patient non-compliance with anti-coagulation therapy.

In preparation for the VenoValve U.S. pivotal trial, on March 5, 2021, we submitted an IDE application with the FDA.

An investigational device exemption or IDE from the FDA is required before a medical device company can proceed with a pivotal trial for a class III medical device. On April 1, 2021, twenty-seven days after filing the IDE application, we received notification from the FDA that our IDE application was approved. We have named the U.S. pivotal for the VenoValve the SAVVE (Surgical Anti-reflux Veno Valve Endoprosthesis) study. It is a prospective, non-blinded, single arm, multi-center study of seventy-five (75) CVI patients to be enrolled at up to 20 U.S. sites.

No product modifications for the VenoValve were necessary following the first-in-human study and the SAVVE trial will evaluate the same device that was used in the first-in-human study. Endpoints for the SAVVE trial mirror those endpoints used for the first-in-human trial. The primary safety endpoint for the pivotal trial is the absence of material adverse safety events (mortality, deep wound infection, major bleeding, ipsilateral deep vein thrombosis, pulmonary embolism) in twenty six percent (26%) or less of the patients at one (1) month post implantation, and the primary effectiveness endpoint for the pivotal trial is improvement in reflux of at least thirty percent (30%), measured at six (6) months post VenoValve implantation. In the first-in-human study there were no reported material adverse safety events at one (1) month post implantation, and reflux improved an average of fifty six percent (56%) at six (6) months post implantation. VCSS scoring to measure disease manifestations, VAS scores to measure pain, and quality of life measurements will also be monitored in the study.

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

At the end of the VenoValve first-in-human study, we asked the study participants if we could continue to monitor them for an additional one (1) year period. Eight patients agreed to be monitored and in August of 2021, two (2) year follow-up data was presented at the Society of Vascular Surgery Conference in San Diego, for the cohort of eight (8) patients. That data indicated no recurrences of the severe CVI that was present pre-VenoValve, including no ulcer recurrences for those patients whose venous ulcers had healed following VenoValve surgery. There were no reported safety issues from the end of one (1) year first-in-human study to the end of the two (2) year reporting period.

In October of 2021, we announced that the first patient in the SAVVE pivotal trial underwent successful VenoValve implantation surgery and had been discharged from the hospital. The surgery was performed by Dr. Adriana Laser, associate professor of surgery at Albany Medical College and a vascular surgeon with Albany Med Vascular Surgery. At the time of the first implantation, we had five (5) clinical sites that are actively enrolling patients in the SAVVE study and additional sites will become active on a rolling basis over the next several weeks.

Comparison of the three months ended September 30, 2021 and 2020

Overview

We reported net losses of $2.4 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively, representing an increase in net loss of $0.4 million or 21%, due to an increase in operating expenses of $0.8 million, and a net increase in other income and expense of $0.4 million.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates.

Selling, General and Administrative Expenses

For the three months ended September 30, 2021, selling, general and administrative expenses increased by $0.3 million or 27%, to $1.5 million from $1.2 million for the three months ended September 30, 2020. The net increase reflects increases of $0.2 million in compensation due to higher share-based compensation in 2021, $0.1 million in outside services related to human resources and information technology support fees which were higher primarily because of increases in personnel, $0.1 million in higher insurance and other office expense due to higher D&O insurance premiums, travel, and cleaning, all mainly due to increases in personnel and returning to full time use of the office in the 2021 period. These increases were partially offset by lower legal expenses, which were $0.1 million lower in 2021 because of the resolution of a number of legal matters during 2020.

Research and Development Expenses

For the three months ended September 30, 2021, research and development expenses increased by $0.5 million or 62%, to $1.2 million from $0.8 million for the three months ended September 30, 2020. The increase is primarily due to increases of $0.3 million in compensation and related costs due to a larger team in 2021, and $0.1 million in higher consulting costs and $0.1 million in lab testing, both related to preparations for SAVVE.

Gain on Extinguishment of Note Payable

For the quarter ended September 30, 2021 the Company recorded a one-time $0.3 million gain on extinguishment of note payable due to the forgiveness of the loan it had obtained under the PPP program authorized by the CARES act.

Change in Fair Value of Derivative Liability

For the quarter ended September 30, 2020, we recorded a loss on the change in fair value of derivative liabilities of $0.1 million. Our derivative liabilities were related to warrants issued in connection with our Bridge Offering in February 2020. There were no similar instruments outstanding during the quarter ended September 30, 2021.

Comparison of the nine months ended September 30, 2021 and 2020

Overview

We reported net losses of $7.5 million and $4.8 million for the nine months ended September 30, 2021 and 2020, respectively, representing an increase in net loss of $2.8 million, or 58%, due to an increase in operating expenses of $2.9 million, and an increase in other income and expense of $0.1 million.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2021, selling, general and administrative expenses increased by $1.0 million or 32%, to $4.0 million from $3.0 million the nine months ended September 30, 2020. The increase is primarily due to increases of approximately $0.3 million in stock-based compensation expense, $0.3 million in other compensation primarily from the additional personnel and directors’ cash compensation in 2021, $0.3 million in other administrative expenses due to higher Delaware franchise tax resulting from changes in the Company’s capital structure, and increases in cleaning and other office related expenses due to returning to full time use of the office in the 2021 period, $0.1 million in higher insurance due to higher D&O insurance premiums, and $0.1 million increase in outside services related to the Company’s increased investor outreach in 2021. These increases were partially offset by lower legal expenses, which were $0.1 million lower in 2021 because of the resolution of a number of legal matters during 2020.

Research and Development Expenses

For the nine months ended September 30, 2021, research and development expenses increased by $2.0 million or 100%, to $4.0 million from $2.0 million for the nine months ended September 30, 2020. The increase is due to expanded activity related to SAVVE and includes $0.8 million in higher compensation from additional personnel, $0.5 million in consulting costs for SAVVE, $0.4 million for testing related to FDA submissions and SAVVE preparation, and $0.3 million in lab supplies and other related lab costs to support those activities.

Change in Fair Value of Derivative Liability

For the nine months ended September 30, 2020, we recorded a gain on the change in fair value of derivative liabilities of $0.2 million. Our derivative liabilities were related to warrants issued in connection with our Bridge Offering in February 2020. There were no similar instruments outstanding during the period ended September 30, 2021.

Gain on Extinguishment of Note Payable

For the nine months ended September 30, 2021 the Company recorded a $0.3 million gain on extinguishment of note payable due to the forgiveness of the loan it had obtained under the PPP program authorized by the CARES act.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities for the nine months ended September 30, 2021. Since inception, we have funded our operations primarily through our public and private offerings of equity and private placement of convertible debt securities as well as modest revenues from royalties, contract research and sales of the ProCol Vascular Bioprosthesis.

As of November 8, 2021, we had a cash balance of approximately $56,900,000.

We measure our liquidity in a variety of ways, including the following:

	September 30 2021	December 31, 2020
	(unaudited)
Cash	$57,896,922	$9,334,584
Working capital	$57,088,836	$6,382,818

Based upon our cash and working capital as of September 30, 2021, we have sufficient cash to sustain the Company’s operations at least one year after the date of this Report. We have historically funded our operations through public and private issuances of debt and equity. Our current cash on hand is the result equity issuances completed in February and September of this year. We expect to use this cash to fund continued research and trials for our products such as the SAVVE for our VenoValve. If our trials are successful, we believe it may be necessary to raise additional capital to take our products to market. If this is necessary, we believe the Company could have access to additional capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. However, there can be no assurance the Company will be able to raise additional capital or obtain new financing when needed on commercially acceptable terms, if at all.

The COVID-19 pandemic has disrupted the global economy and has negatively impacted large populations including people and businesses that may be directly or indirectly involved with the operation of our Company and the manufacturing, development, and testing of our product candidates. The full scope and economic impact of COVID-19 is still unknown and there are many risks from the COVID-19 that could generally and negatively impact economies and healthcare providers in the countries where we do business, the medical device industry as a whole, and development stage, pre-revenue companies such as enVVeno.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2021, pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 because of the material weakness in internal control over financial reporting discussed below.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, in addition to our current risk factors are set forth in our Form 10-K, filed with the SEC on March 31, 2021, we have also identified the following additional risks to our company.

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

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2021	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Chief Financial Officer
(Principal Financing and Accounting Officer)

