Form 10-K
period 2021-12-31
enVVeno Medical Corp
filed 2022-03-28
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(949) 261-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Common Stock, $0.00001 par value	NVNO	The NASDAQ Stock Market LLC
Warrant to Purchase Common Stock	NVNOW	The NASDAQ Stock Market LLC

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business date of the registrant’s most recently completed second fiscal quarter), based on the last sale price of the registrant’s common stock on such date was $58.5 million.

As of March 24, 2022, there were 9,469,850 shares of common stock outstanding.

ENVVENO MEDICAL CORPORATION

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

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” “NVNO”, or similar terminology refer to enVVeno Medical Corporation.

We use our registered trademarks and trade names, such as VenoValve® ™ in this Annual Report on Form 10-K. Solely for convenience, trademarks and trade names referred to in this prospectus appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

ITEM 1.	Business

Overview

enVVeno Medical Corporation is a med-tech company focused on improving the standard of care in the treatment of venous disease. We are developing tissue-based solutions that are designed to be life sustaining or life enhancing for patients with Chronic Venous Insufficiency (CVI). CVI occurs when valves inside of the veins of the leg fail, resulting in insufficient blood being returned to the heart. We aim to develop products to address large unmet medical needs by either offering treatments where none currently exist or by substantially increasing the current standards of care. Our lead product is a porcine based device to be surgically implanted in the deep venous system of the leg and is called the VenoValve®. The VenoValve is currently being evaluated in the SAVVE U.S. pivotal trial for the purpose of obtaining approval to market and sell the device from the U.S. Food and Drug Administration (“FDA”). Our team of officers and directors has been affiliated with numerous medical devices that have received FDA approval or CE marking and that have been commercially successful. We develop and manufacture our products in a 14,507 sq. ft. leased manufacturing facility in Irvine, California, which has been ISO 13485-2016 certified for the design, development and manufacturing of tissue based implantable medical devices.

On September 21, 2021, we announced that we were changing our name from Hancock Jaffe Laboratories, Inc. to enVVeno Medical Corporation and that our development strategy is to focus on the treatment of deep venous CVI. In addition to the VenoValve, we announced that we have a second product in the early stages of development called enVVe. In connection with this change in strategy, we indicated that we are not pursuing further development of the CoreoGraft, which is now outside of our primary focus area.

VenoValve

The VenoValve is a porcine based valve developed at enVVeno Medical to be implanted in the deep venous system of the leg to treat severe CVI. By reducing reflux, and lowering pressure (venous hypertension) within the deep venous system of the leg, the VenoValve has the potential to reduce or eliminate the symptoms of severe deep venous CVI, including the potential to heal recurring venous leg ulcers. The current version of the VenoValve is designed to be implanted into the femoral vein of the patient in an open surgical procedure via a 5-to-6-inch incision in the upper thigh.

There are presently no FDA approved medical devices to address valvular incompetence in the deep venous system, or effective treatments for deep venous CVI. Current treatment options include compression garments, or constant leg elevation, and would care for venous ulcers. These treatments are generally ineffective, as they attempt to alleviate the symptoms of CVI without addressing the underlying causes of the disease. In addition, we believe compliance with compression garments and leg elevation is extremely low, especially among the elderly. The premise behind the VenoValve is that by reducing the underlying causes of CVI, reflux and venous hypertension, the debilitating symptoms of CVI will decrease, resulting in improvement in the quality of the lives of CVI sufferers.

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

Chronic Venous Insufficiency (“CVI”) is a subset of CVD and is generally used to describe patients with C4 to C6 CVD. CVI is a debilitating condition that affects the venous system of the leg causing pain, swelling, edema, skin changes, and ulcerations. The human leg contains three vein systems: the deep vein system, the superficial vein system, and the perforator vein system which connects the deep system to the superficial system. The deep venous system is located below the muscle and facia in the center portion of the leg and is responsible for approximately 90% of the blood flow. In order for blood to return to the heart from the foot, ankle, and lower leg, the calf muscle serves as a pump and pushes the blood up the veins of the leg against gravity and through a series of one-way valves. Each valve is supposed to open as blood passes through, and then close as blood progresses up the veins of the leg to the next valve. CVI occurs when the one-way valves in the veins of the leg fail and become incompetent. When the valves fail, gravity causes the blood to flow backwards and in the wrong direction (reflux). As blood pools in the lower leg, pressure inside the veins increases (venous hypertension). Reflux, and the resulting venous hypertension, causes the leg to swell, resulting in debilitating pain, and in the most severe cases, venous ulcers. The VenoValve is being developed to treat CVI in the deep venous system with a focus on severe patients with C4b, C5 and C6 CVI.

We estimate that approximately 2.4 million people in the U.S. have C5 to C6 CVI due to reflux in the deep venous system, including patients that develop venous leg ulcers (C6 patients). Over one million new severe cases of CVI occur each year in the U.S., mostly from patients who have experienced a deep vein thrombosis or blood clot. The average patient seeking treatment of a venous ulcer spends as much as $30,000 a year on wound care, and the total direct medical costs from venous ulcer sufferers in the U.S. has been estimated to exceed $38 billion a year. Aside from the direct medical costs, severe CVI sufferers experience a significantly reduced quality of life. Daily activities such as preparing meals, housework, and personal hygiene (washing and bathing) become difficult due to reduced mobility. For many severe CVI sufferers, intense pain, which frequently occurs at night, prevents patients from getting adequate sleep. Severe CVI sufferers are known to miss approximately 40% more work days than the average worker. A high percentage of venous ulcer patients also experience severe itching, leg swelling, and an odorous discharge. Wound dressing changes, which occur several times a week, can be extremely painful. Venous ulcers from deep venous CVI are very difficult to heal, and a significant percentage of venous ulcers remain unhealed for more than a year. Even if healed, recurrence rates for venous ulcers are known to be high (20% to 40%) within the first year and as high as 60% after five years.

VenoValve Clinical Status

After consultation with the FDA, and as a precursor to the U.S. pivotal trial, we conducted a small first-in-human study for the VenoValve in Colombia which included eleven (11) patients. In addition to providing safety and efficacy data, the purpose of the first-in-human study was to provide proof of concept, and to provide valuable feedback to make any necessary product modifications or adjustments to our surgical implantation procedure for the VenoValve prior to conducting the U.S. pivotal trial. Endpoints for the VenoValve first-in-human study included safety (device related adverse events), reflux, measured by doppler, a VCSS score used by the clinician to measure disease severity and progress, a VAS score used by the patient to measure pain, and a quality of life measurement.

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

There were no device related safety incidences during the one (1) year first-in-human study. Non-device related safety incidences were minor and included one (1) fluid pocket (which was aspirated), intolerance from Coumadin anticoagulation therapy, three (3) minor wound infections (treated with antibiotics), and one occlusion due to patient non-compliance with anti-coagulation therapy.

In preparation for the VenoValve U.S. pivotal trial, on March 5, 2021, we submitted an IDE application with the FDA.

An investigational device exemption or IDE from the FDA is required before a medical device company can proceed with a pivotal trial for a class III medical device. On April 1, 2021, we received notification from the FDA that our IDE application was approved. We have named the U.S. pivotal trial for the VenoValve the SAVVE (Surgical Anti-reflux Veno Valve Endoprosthesis) study. It is a prospective, non-blinded, single arm, multi-center study of seventy-five (75) CVI patients to be enrolled at up to 20 U.S. sites.

No product modifications for the VenoValve were necessary following the first-in-human study and the SAVVE trial is evaluating the same device that was used in the first-in-human study. Endpoints for the SAVVE trial mirror those endpoints used for the first-in-human study. The primary safety endpoint for the pivotal trial is a material adverse safety event (mortality, deep wound infection, major bleeding, ipsilateral deep vein thrombosis, pulmonary embolism) in no more than twenty six percent (26%) of the patients at one (1) month post implantation, and the primary effectiveness endpoint for the pivotal trial is improvement in reflux of at least thirty percent (30%), measured at six (6) months post VenoValve implantation. In the first-in-human study there were no reported material adverse safety events at one (1) month post implantation, and reflux improved an average of fifty six percent (56%) at six (6) months post implantation. VCSS scoring to measure disease manifestations, VAS scores to measure pain, and quality of life measurements will also be monitored in the study.

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

At the end of the VenoValve first-in-human study, eight (8) study participants agreed to additional monitoring. In August of 2021, longer term follow-up data was presented at the Society of Vascular Surgery Conference in San Diego, for the cohort of eight (8) patients. That data indicated no recurrences of the severe CVI that was present pre-VenoValve, including no ulcer recurrences for those patients whose venous ulcers had healed following VenoValve surgery. There were no reported safety issues from the end of one (1) year first-in-human study to the end of the two (2) year reporting period. In addition, the patients continued to improve, reporting 63%, 60%, and 93%, average improvements in reflux, VCSS, and VAS scores, respectively, at an average of two (2) years post VenoValve surgery compared to pre-VenoValve levels.

In October of 2021, we announced that the first patient in the SAVVE pivotal trial underwent successful VenoValve implantation surgery and had been discharged from the hospital. The surgery was performed by Dr. Adriana Laser, associate professor of surgery at Albany Medical College and a vascular surgeon with Albany Med Vascular Surgery. As of December 31, 2021, ten (10) of our clinical trial sites were activated and eligible to enroll patients in the SAVVE pivotal trial. As of March 24, 2022 we have sixteen (16) clinical trial sites that are active to enroll patients in the SAVVE trial and expect to have nineteen (19) active sites by March 31, 2022. Also, as of March 24, 2022, we have completed nine (9) successful surgeries in the SAVVE pivotal trial for the VenoValve. We expect to have our tenth surgery completed by March 31, 2022.

The resurgence of COVID and the Omicron variant had both direct and indirect consequences on our clinical trial. Several of our clinical sites put elective surgeries on hold and prohibited potential study subjects from coming to the hospital for screening. Further, as reported in the media, COVID resurgences put an enormous strain on all hospital resources including clinical staffs. In addition to caring for the influx of COVID patients, hospitals become short staffed due to their own employees’ COVID sicknesses, resulting in clinical staff being reassigned to cover the shortfall. The lack of available clinical personnel both slows enrollment and impacts the speed at which we can activate clinical sites.

Finally, COVID impacts our patient population. Patients with COVID or who have had COVID within ninety (90) days of their screening, are excluded from our study until after the ninety (90) day period has passed. In addition, concerns about getting COVID impact the patients’ willingness to undergo an elective surgical procedure with a one-night hospital stay. As hospital clinical operations return to more normal levels, our goal is to fully enroll the SAVVE pivotal trial by the end of 2022 or the beginning of 2023. We continue to monitor the ongoing overall impact of COVID on the SAVVE clinical trial and will issue updates when appropriate.

In February of 2021, we raised $41.4 million of capital in a public offering of our common stock. In September of 2021, we raised $20 million dollars of capital in a registered direct offering priced at the market under Nasdaq rules and purchased by a fund managed by Perceptive Advisors, a leading life sciences investment firm. We finished 2021 with approximately $55 million of cash. At our existing cash burn rate of approximately $4 million per quarter, we should have sufficient cash to fund operations through the end of 2024 and into 2025. With primary endpoints following full enrollment in the SAVVE pivotal trial of thirty (30) days for safety, and six (6) months for effectiveness, we expect to have primary endpoint data well in advance of the need to raise additional capital.

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

PMA Approval Pathway

Class III devices such as the VenoValve generally require pre-market approval (PMA) before they can be marketed in the U.S. The PMA review and approval process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA also must contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA generally will conduct a pre-approval inspection of the applicant or its third-party manufacturers’ manufacturing facility or facilities to ensure compliance with the QSR. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s).

The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval, or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval. Certain changes to an approved device, such as changes in manufacturing facilities, methods or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness. The VenoValve will require the approval of a PMA.

Clinical Trials in Support of PMA

Clinical trials are almost always required to support a PMA submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (IDE) regulations, which govern investigational device labeling, prohibit promotion of the investigational device and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. The VenoValve required IDE applications prior to human testing in the United States, and we believe any future products such as the enVVE will also require IDE applications before human testing in the United States.

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

Regulation Outside of the U.S.

Each country or territory outside of the U.S. has its own rules and regulations with respect to the manufacture, marketing and sale of medical devices. For example, in December of 2018, we received regulatory approval from Instituto Nacional de Vigilancia de Medicamentos y Alimentos, the Colombian equivalent of the U.S. Food and Drug Administration, for our first-in-human study for the VenoValve in Colombia. At this time, other than the first-in-human trial in Colombia, we have not determined which countries outside of the U.S., if any, we will seek approval for our product candidates.

Our Competitive Strengths

We believe we will offer the venous disease treatment market a compelling value proposition with the launch of our product candidates, if approved, for the following reasons:

●	We have extensive experience of proprietary processing and manufacturing methodology specifically applicable to the design, processing, manufacturing and sterilization of our biologic tissue devices.
●	We operate a 14,507 square foot manufacturing facility in Irvine, California. Our facility is designed expressly for the manufacture of Class III tissue based implantable medical devices and is equipped for research and development, prototype fabrication, current good manufacturing practices, or cGMP, and manufacturing and shipping for Class III medical devices, including biologic cardiovascular devices.
●	We have attracted senior executives who are experienced in research and development and who have worked on numerous medical devices that have received FDA approval or CE marking. We also have the advantage of an experienced board of directors and scientific advisory board who will provide guidance as we move towards market launch.

Intellectual Property

We possess an extensive proprietary processing and manufacturing methodology specifically applicable to the design, processing, manufacturing and sterilization of biologic devices. This includes FDA compliant quality control and assurance programs, proprietary tissue processing technologies demonstrated to eliminate recipient immune responses, trusted relationship with abattoir suppliers, and a combination of tissue preservation and gamma irradiation that enhances device functions and guarantees sterility. We have filed several patent applications for the VenoValve with the U.S. Patent and Trademark Office (USPTO) and throughout the world. In February of 2021, we received a notice for allowance from the USPTO for an application focusing on novel aspects of the VenoValve Frame.

Employees

As of March 24, 2022, we had 24 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

Corporate Information

We were incorporated in Delaware on December 22, 1999. Our principal executive offices are located at 70 Doppler, Irvine, California, 92618, and our telephone number is (949) 261-2900. Our corporate website address is www.envveno.com. The information contained on or accessible through our website is not a part of this prospectus, and the inclusion of our website address in this prospectus is an inactive textual reference only.

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

●	We have incurred significant losses since our inception, expect to incur significant losses in the future and may never achieve or sustain profitability;
●	We currently depend entirely on the successful and timely regulatory approval and commercialization of our current lead product candidate, and any future product candidates, which may not receive regulatory approval or, if our current lead or any future product candidate does receive regulatory approval, we may not be able to successfully commercialize them;
●	The success of our current or future products, if approved, will be determined based on whether surgeons and patients in our target markets accept them;
●	Failure to scale up the manufacturing process of our current or future product candidates in a timely manner, or at all;
●	Our ability to retain and recruit key personnel, including the development of a sales and marketing infrastructure;
●	Reliance on third party suppliers for certain components of our product candidates;
●	If we successfully develop product candidates, our ability to commercialize and distribute our product candidates in the United States and internationally, depends on our ability to demonstrate the efficacy and financial viability of our products to doctors, hospitals, insurance companies, and other stakeholders;
●	Changes in external competitive market factors;
●	Uncertainties in generating sustained revenue or achieving profitability;
●	Unanticipated working capital or other cash requirements;
●	Changes in FDA regulations, including testing procedures, for medical devices and related promotional and marketing activities;
●	Our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;
●	Our ability to obtain and maintain intellectual property protection for our product candidates;
●	Product liability lawsuits against us could cause us to incur substantial liabilities, limit sales of our existing product candidates and limit commercialization of any products that we may develop;
●	Our ability to maintain the listing of our securities on the Nasdaq Capital Market; and
●	Changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the medical device industry or the impact of COVID-19 on our clinical trials.

Risks Related to Our Business and Strategy

We have incurred significant losses since our inception, expect to incur significant losses in the future and may never achieve or sustain profitability.

We have historically incurred substantial net losses, including net losses of $16.5 million and $9.1 million for the years ended December 31, 2021 and 2020, respectively. As a result of our historical losses, we had an accumulated deficit of $81.9 million as of December 31, 2021. Our losses have resulted primarily from costs related to general and administrative expenses relating to our operations, as well as our research programs and the development of our product candidates. Currently, we are not generating revenue from operations, and we expect to incur losses for the foreseeable future as we seek to obtain regulatory approval for our lead product candidate. Additionally, we expect that our general and administrative expenses will increase due to the additional operational costs associated with our SAVVE study as well as the projected expansion of our operations. We do not expect to generate significant revenue until any of our product candidates are licensed or sold, if ever. We may never generate significant revenue or become profitable. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve and subsequently sustain profitability could harm our business, financial condition, results of operations and cash flows.

We currently depend entirely on the successful and timely regulatory approval and commercialization of our current lead product candidate, and any future product candidates, which may not receive regulatory approval or, if any of our product candidates do receive regulatory approval, we may not be able to successfully commercialize them.

We currently have one product candidate, the VenoValve, and our business presently depends entirely on our success with this product candidate. In order for our current lead and any future product candidates to succeed they need to be approved by regulatory authorities, which may never happen. Our product candidates are based on technologies that have not been used previously in the manner we propose. Market acceptance of our product candidates will largely depend on our ability to demonstrate their relative safety, efficacy, cost-effectiveness and ease of use. We may not be able to successfully develop and commercialize our product candidates. If we fail to do so, we will not be able to generate substantial revenues, if any.

We are subject to rigorous and extensive regulation by the FDA in the United States and by comparable agencies in other jurisdictions, including the European Medicines Agency, or EMA, in the European Union, or EU. Our lead product candidate is currently in development and we have not received FDA approval for our product candidate. Our product candidates may not be marketed in the United States until they have been approved by the FDA and may not be marketed in other jurisdictions until they have received approval from the appropriate foreign regulatory agencies. Each product candidate requires significant research, development, preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval.

Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our product candidates on a timely basis, or at all. The number, size, design and focus of preclinical and clinical trials that will be required for approval by the FDA, the EMA or any other foreign regulatory agency varies depending on the device, the disease or condition that the product candidates are designed to address and the regulations applicable to particular products. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA and other foreign regulatory agencies can delay, limit or deny approval of a product for many reasons, including, but not limited to:

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

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our capital stock, the issuance of the convertible and non-convertible notes, and the sale of our products to larger medical device companies. We will need to seek additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings, to complete our product development initiatives. These financings could result in substantial dilution to the holders of our common stock, or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material and adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern.

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

The COVID-19 pandemic has disrupted the global economy and has negatively impacted large populations including people and businesses that may be directly or indirectly involved with the operation of our Company, the manufacturing, development, and testing of our product candidate, and the clinical trials for our product candidate. The full scope and economic impact of COVID-19 is still unknown. There are many risks from COVID-19 that could generally and negatively impact economies and healthcare providers in the countries where we do business, the medical device industry as a whole, and development stage, pre-revenue companies such as NVNO. To-date, the primary impacts of COVID-19 to our operations were stay-at-home work requirements, travel restrictions limiting our ability to initiate and continue animal studies and patient trials, suspensions of elective surgeries at trial sites limiting our ability to enroll patients in SAVVE, and disruptions to scheduled meetings with regulatory agencies such as the FDA. Notwithstanding these impacts, we were able to use remote work tools, communications solutions, and other methods to continue our trials and regulatory submissions. The resurgence of COVID and the Omicron variant caused several of our activated clinical sites to put elective surgeries on hold and prohibit potential study subjects from coming to the hospital for screening. Labor shortages due to Omicron have also negatively impacted hospital staffing in all departments, including clinical research. In addition to caring for the influx of COVID patients, hospitals become short staffed due to their own employees’ COVID sicknesses, resulting in clinical staff being reassigned to cover the shortfall. The lack of available clinical personnel both slows enrollment and impacts the speed at which we can activate clinical sites. COVID also impacts our patient population. Patients with COVID or who have had COVID within ninety (90) days of their screening, are excluded from our study until after the ninety (90) day period has passed. In addition, concerns about getting COVID impact the patients’ willingness to undergo an elective surgical procedure with a one-night hospital stay. As a result, the COVID resurgence has slowed patient enrollment for the SAVVE clinical trial and has resulted in delays in new clinical sites being activated for enrollment. We are increasing the number of SAVVE sites and ensuring they are geographically dispersed to attempt to mitigate the impact of reductions in elective surgery schedules. At this time, we have identified the following COVID-19 related risks that we believe have a greater likelihood of negatively impacting our Company, including, but not limited to:

●	Federal, State and local shelter-in-place directives which limit our employees from accessing our facility to manufacture, develop and test our product candidates;
●	Federal, State and local shelter-in-place directives which limit our ability to enroll sites or patients in our SAVVE trial;
●	Travel restrictions and quarantine requirements which prevent us from initiating and continuing animal studies and patient trials both inside and outside of the United States;
●	The burden on hospitals and medical personnel resulting in the cancellation of non-essential medical procedures such as surgical procedures needed to implant our product candidates for pre-clinical and clinical trials;
●	Delays in the procurement of certain supplies and equipment that are needed to develop and test our product candidates;
●	Travel restrictions which prevent patients from participating and continuing the participation in clinical trials.

We may never be able to generate sufficient revenue from the commercialization of our product candidates to achieve and maintain profitability.

Our ability to operate profitably in the future will depend upon, among other items, our ability to (i) fully develop product candidates, (ii) scale up our business and operational structure, (iii) obtain regulatory approval of product candidates from the FDA, (iv) market and sell product candidates, (v) successfully gain market acceptance of our product candidates, and (vi) obtain sufficient and on-time supply of components from our third-party suppliers. If our product candidates are never successfully commercialized, we may never receive a return on our investments in product development, regulatory compliance, manufacturing, and quality assurance, which may cause us to fail to generate revenue and gain economies of scale from such investments.

We only utilize a few suppliers for porcine tissue for our product candidate and the loss of a supplier could have an adverse impact on our business.

We rely on one domestic third-party vendor to supply porcine tissue for our product candidate. Our ability to supply our current and future product candidates commercially, if approved, depends, in part, on our ability to obtain this porcine tissue in accordance with our specifications and with regulatory requirements and in sufficient quantities to meet demand. Our ability to obtain porcine tissue may be affected by matters outside our control, including that this supplier may cancel our arrangements on short notice or have disruptions to their operations.

If we are required to establish additional or replacement suppliers for the porcine tissue, it may not be accomplished quickly and our operations could be disrupted. Even if we are able to find replacement suppliers, the replacement suppliers may need to be qualified and may require additional regulatory authority approval, which could result in further delay. In the event of a supply disruption, our product inventories may be insufficient to supply our customers and the development of any future product candidates would be delayed, limited or prevented, which could have an adverse impact on our business.

We depend upon third-party suppliers for certain components of our product candidate, making us vulnerable to supply problems and price fluctuations, which could harm our business.

We rely on a number of third-party suppliers to provide certain components of our product candidate. We do not have long-term supply agreements with most of our suppliers, and, in many cases, we purchase goods on a purchase order basis. Our suppliers may encounter problems for a variety of reasons, including unanticipated demand from larger customers, failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, quality or yield problems and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

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

If we successfully develop product candidates, we will have to demonstrate the efficacy and financial viability of our products to doctors, hospitals, insurance companies, and other stakeholders.

There are multiple stakeholders that determine the success of a medical device, including doctors, hospitals, medical insurance companies, and others. Educating these stakeholders on the benefits of product candidates will require a significant commitment by a marketing team and sales organization. Surgeons and hospitals may be slow to change their practices because of familiarity with existing devices and/or treatments, perceived risks arising from the use of new devices, lack of experience using new devices, lack of clinical data supporting the benefits of such devices or the cost of new devices. There may never be widespread adoption of our product candidates by surgeons and hospitals. In addition, medical insurance companies would need to understand the costs and benefits of our product candidates compared to the existing standards of care, if they are to provide reimbursement for the cost of our product candidates and the procedures to implant our product candidates. We may have difficulty and may never achieve the market acceptance that we need from doctors, hospitals, medical insurance companies and others that are necessary for a successful product.

We may be unable to convince hospital facilities to approve the use of our product candidates.

In the United States, in order for surgeons to use our product candidates, the hospital facilities where these surgeons treat patients will typically require that the product candidates receive approval from the facility’s VAC. VACs typically review the comparative effectiveness and cost of medical devices used in the facility. The makeup and evaluation processes for VACs vary considerably, and it can be a lengthy, costly and time-consuming effort to obtain approval by the relevant VAC. For example, even if we have an agreement with a hospital system for the purchase of a product, in most cases, they must obtain VAC approval by each hospital within the system to sell at that particular hospital. Additionally, hospitals typically require separate VAC approval for each specialty in which a product is used, which may result in multiple VAC approval processes within the same hospital even if such product has already been approved for use by a different specialty group. VAC approval is often needed for each different product to be used by the surgeons in that specialty. In addition, hospital facilities and group purchasing organizations, or GPOs, which manage purchasing for multiple facilities, may also require us to enter into a purchasing agreement and satisfy numerous elements of their administrative procurement process, which can also be a lengthy, costly and time-consuming effort. If we do not receive access to hospital facilities in a timely manner, or at all, via these VAC and purchasing contract processes, or otherwise, or if we are unable to secure contracts on commercially reasonable terms in a timely manner, or at all, our costs may increase, our sales may decrease and our operating results may be harmed.

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

The medical device industry is highly competitive and subject to rapid change and technological advancements. Therefore, it is important to our business that we continue to enhance our product candidate offerings and introduce new product candidates. Developing new product candidates is expensive and time-consuming. Even if we are successful in developing additional product candidates, the success of any new product candidates or enhancements to existing product candidates will depend on several factors, including our ability to:

●	properly identify and anticipate surgeon and patient needs;
●	develop and introduce new product candidates or enhancements in a timely manner;
●	develop an effective and dedicated sales and marketing team;
●	avoid infringing upon the intellectual property rights of others;
●	demonstrate, if required, the safety and efficacy of new product candidates with data from preclinical studies and clinical trials;
●	obtain the necessary regulatory clearances or approvals for new product candidates or enhancements;
●	be fully FDA-compliant with marketing of new product candidates or modified product candidates;
●	provide adequate training to potential users of our product candidates; and
●	receive adequate coverage and reimbursement for procedures performed with our product candidates.

If we are unsuccessful in developing and commercializing additional devices in other areas, our ability to realize our revenue may be impaired.

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

Our manufacturing resources for our product candidates are limited. We currently manufacture our product candidates for our research and development and clinical trial purposes at our manufacturing facility in Irvine, California. If our existing manufacturing facility experiences a disruption, we would have no other means of manufacturing our product candidates until we are able to restore the manufacturing capability at our current facility or develop alternative manufacturing facilities. Additionally, any damage to or destruction of our facilities or our equipment, prolonged power outage or contamination at our facilities would significantly impair our ability to produce our product candidates and prepare our product candidates for clinical trials.

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

We currently have no sales and marketing infrastructure and we may not be able to build a sales and marketing infrastructure sufficient for us to commercialize our current product candidate or future product candidates, if approved, and may be unable to do so or may never generate sufficient revenue to achieve or sustain profitability.

In order to commercialize products that are approved by regulatory agencies, we will have to increase our expenditures to undertake development or commercialization activities. If we are unable to successfully execute commercialization activities, we may have to curtail the development of our product candidates, reduce or delay development programs, delay potential commercialization of our product candidates or reduce the scope of any sales or marketing activities.

If it becomes necessary for us to establish a sales and marketing infrastructure, we may not be able to do so or we may not realize a positive return on this investment. We would have to compete with established and well-funded medical device companies to recruit, hire, train and retain sales and marketing personnel. Once hired, the training process is lengthy because it requires significant education of new sales representatives to achieve the level of clinical competency with our products expected by specialists. Upon completion of the training, we expect our sales representatives would typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales personnel, or if our sales representatives do not achieve the productivity levels in the time period we expect them to, our revenue will not grow at the rate we expect and our business, results of operations and financial condition will suffer. Also, to the extent we hire sales personnel from our competitors, we may be required to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories. Any of these risks may adversely affect our ability to increase sales of our product candidates. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our product candidates, which would adversely affect our business, results of operations and financial condition.

Product liability lawsuits against us could cause us to incur substantial liabilities, limit sales of our existing product candidates and limit commercialization of any products that we may develop.

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, distribution, and sale of medical devices. This risk exists even if a device is cleared or approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Manufacturing and marketing of our commercial devices and clinical testing of our product candidates, may expose us to product liability and other tort claims. Furthermore, surgeons may misuse our product candidates or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our product candidates are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Regardless of the merit or eventual outcome, product liability claims may result in:

●	significant litigation costs;
●	decreased demand for our product candidates and any product candidates that we may develop;
●	damage to our reputation;
●	withdrawal of clinical trial participants;
●	substantial monetary awards to trial participants, patients or other claimants;
●	loss of revenue; and
●	the inability to commercialize any product candidates that we may develop.

Although we maintain liability insurance, the coverage limits of our insurance policies may not be adequate, and one or more successful claims brought against us may have a material adverse effect on our business and results of operations. If we are unable to obtain insurance in the future at an acceptable cost or on acceptable terms with adequate coverage, we will be exposed to significant liabilities.

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

As of December 31, 2021 and 2020, we had available federal net operating loss carryforwards, or NOLs, of approximately $45.7 million and $35.0 million. Pre-2018 federal NOLs carryovers of $12.0 million may be carried forward for twenty years and begin to expire in 2029. Under the Tax Act, post-2017 federal NOLs can be carried forward indefinitely and the annual limit of deduction equals 80% of taxable income. However, to the extent the Company utilizes its NOL carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities of the future period tax return in which the attribute is used. As of December 31, 2021, and 2020, the Company had net operating loss carryforwards for state income tax purposes of approximately $45.7 million and $35.0 million, respectively, which can be carried forward for twenty years and begin to expire in 2028.

As of December 31, 2021, we also had federal research and development tax credit carryforwards of approximately $0.2 million which begin to expire in 2027. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a cumulative change in equity ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period) may be subject to limitations on its ability to utilize its NOLs and certain credit carryforwards to offset future taxable income and taxes. We have analyzed the tax impacts of ownership changes that occurred in 2018 and in 2021. While those ownership changes have resulted in limits to the amount of NOLs that may be used in a given year, these are all post 2017 NOLs and are carried forward indefinitely. Future changes in our stock ownership, as well as other changes that may be outside of our control, could result in additional ownership changes. Our NOLs and credit carryforwards may also be limited under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

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

The manufacturing processes, post-approval clinical data and promotional activities of any product candidate for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of our product candidates is granted in the United States, the approval may be subject to limitations on the indicated uses for which the product candidates may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or effectiveness of the product. Later discovery of previously unknown and unanticipated problems with our product candidates, including but not limited to unanticipated severity or frequency of adverse events, delays or problems with the manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such product candidates or manufacturing processes, withdrawal of the product candidates from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

We are required to report certain malfunctions, deaths and serious injuries associated with our products once approved by regulatory bodies, which can result in voluntary corrective actions or agency enforcement actions.

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

Legislative or regulatory reforms in the United States or the EU may make it more difficult and costly for us to obtain regulatory clearances or approvals for product candidates or to manufacture, market or distribute product candidates after clearance or approval is obtained.

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

The highly publicized PIP scandal (use of non-medical grade silicone in breast implants) in 2010 led to publishing the first version of EU Medical Device Regulation (MDR) by European Commission in 2012. After 347 amendments by European Parliament in 2014, followed by various versions, the final version of the new EU Medical Device Regulation (MDR 2017/745) was published on May 5, 2017. The official entry to force of the MDR started on May 26, 2017 with the transition period of 3 years. The date of application of all existing and new medical devices under MDR is May 26, 2020; however, Notified Bodies are currently not accepting any new CE Mark applications under MDD (Medical Device Directives). All existing MDD CE certificates become void on May 26, 2024. EU requires that all existing and new medical device undergo assessment under MDR as if they are new product application.

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

We are currently, and in the future may be, subject to various governmental regulations related to the manufacturing of product candidates, and we may incur significant expenses to comply with, experience delays in our product commercialization as a result of, and be subject to material sanctions if we or our contract manufacturers violate these regulations.

Our manufacturing processes and facility are required to comply with the FDA’s QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of product candidates. Although we believe we are compliant with the QSRs, the FDA enforces the QSR through periodic announced or unannounced inspections of manufacturing facilities. We have been, and anticipate in the future being, subject to such inspections, as well as to inspections by other federal and state regulatory agencies. We are required to register our manufacturing facility with the FDA and list all devices that are manufactured. We also operate an International Organization for Standards, or ISO, 13485 certified facility and annual audits are required to maintain that certification. The suppliers of our components are also required to comply with the QSR and are subject to inspections. We have limited ability to ensure that any such third-party manufacturers will take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products. Failure to comply with applicable FDA requirements, or later discovery of previously unknown problems with our products or manufacturing processes, including our failure or the failure of one of our third-party manufacturers to take satisfactory corrective action in response to an adverse QSR inspection, can result in, among other things:

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

In addition, the stock market in general, and the stock of medical device companies like ours in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the issuer. These market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

We have issued a significant number of options and warrants and may continue to do so in the future. The vesting and, if applicable, exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock.

As of the date of this Annual Report, we have issued and outstanding options to purchase 3,463,107 shares of our common stock with a weighted average exercise price of $9.14, 402,082 restricted stock units subject to vesting, and warrants to purchase 6,311,705 shares of our common stock with a weighted average exercise price of $8.81. Further, we have 619,087 shares available for issuance under our Amended and Restated 2016 Omnibus Incentive Plan. The number of shares subject to the Plan may be adjusted from time to time such that shares authorized under the plan shall at all times be equal to at least 20% of the issued and outstanding shares of the Company on a fully diluted basis. Because the market for our common stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock. Furthermore, the mere existence of a significant number of shares of common stock issuable upon vesting and, if applicable, exercise of these securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include, but are not limited to:

●	a classified board of directors so that not all directors are elected at one time;
●	a prohibition on stockholder action through written consent;
●	no cumulative voting in the election of directors;
●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director;
●	a requirement that special meetings of the stockholders may be called only by our chairman of the board, chief executive officer or president, or by a resolution adopted by a majority of our board of directors;
●	an advance notice requirement for stockholder proposals and nominations;
●	the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine; and
●	a requirement of approval of not less than 50% of all outstanding shares of our capital stock entitled to vote to amend any bylaws by stockholder action, or to amend specific provisions of our amended and restated certificate of incorporation.

In addition, the Delaware General Corporate Law, or DGCL, prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who, together with its affiliates, owns, or within the last three years has owned, 15% or more of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, the DGCL may discourage, delay, or prevent a change in control of our company.

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

We lease a 14,507 square foot manufacturing facility in Irvine, California. We amended our lease on November 17, 2021 to extend the term an additional 60 months from its September 30, 2022 expiration date to a new expiration date of September 30, 2027. Our facility is designed expressly for the manufacture of biologic vascular grafts and is equipped for research and development, prototype fabrication, cGMP manufacturing and shipping for Class III medical devices, including biologic cardiovascular devices. We believe that our facilities are sufficient for the near future as there is present capacity to manufacture up to approximately 24,000 venous valves per year to meet potential market demands.

ITEM 3.	Legal Proceedings

From time to time, we may be subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by our insurance coverage, and even if they are, if claims against us are successful, they may exceed the limits of applicable insurance coverage.

On July 9, 2020, the Company was served with a civil complaint filed in the Superior Court for the State of California, County of Orange by a former employee, Robert Rankin, who resigned his employment on or about March 30, 2020. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01146555-CU-WR-CJC and was filed on May 27, 2020. The complaint asserts several causes of action, including a cause of action for failure to timely pay Mr. Rankin’s accrued and unused vacation and three months’ severance under his July 16, 2018 employment agreement with the Company. Mr. Rankin alleges that he was forced to resign, however, we believe that he did not give the Company notice or an opportunity to cure the allegations. The complaint seeks, inter alia, back pay, unpaid wages, compensatory damages, punitive damages, attorneys’ fees, and costs. On September 3, 2020 the Company and its Chief Executive Officer were served with a second complaint filed in the Superior Court for the State of California, County of Orange by Mr. Rankin. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01157857 and was filed on August 31, 2020. The complaint asserts several causes of action, including defamation, unlawful labor code violations, sex-based discrimination, unfair competition, and seeks damages for lost wages, emotional and mental distress, consequential damages, punitive damages and attorney’s fees and costs. Mr. Rankin resigned as the Company’s Chief Financial Officer, Secretary and Treasurer on March 30, 2020. The Company has denied all claims in both matters (which have now been consolidated) and has filed a counterclaim asserting that Rankin has breached his employment agreement with the Company to the Company’s damage. The Company continues to believe it has meritorious defenses to both matters, which are set for trial June 27, 2022.

ITEM 4.	Mine and Safety Disclosure

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on Nasdaq under the symbol “NVNO.” Our listed warrants trade on Nasdaq under the symbol “NVNOW.”

Holders of Record

On March 24, 2022, the closing price per share of our common stock and listed warrants were $5.00 and $0.19, respectively as reported on The Nasdaq Capital Market. We had approximately 76 stockholders of record and 1 listed warrant holder of record as of March 24, 2022. On March 24, 2022 there were 9,469,850 shares of our common stock issued and outstanding and 69,000 shares of common stock issuable upon exercise of listed warrants issued and outstanding. In addition, we believe that a significant number of beneficial owners of our common stock and listed warrants hold their shares in street name.

Securities Authorized for Issuance under Equity Compensation Plan

The following information is as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of granted restricted stock unit awards outstanding	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,441,907	$9.16	402,082	640,287
Equity compensation plans not approved by security holders	-	-		-
	3,441,907	$9.16	402,082	640,287

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

Overview

enVVeno Medical Corporation is a med-tech company focused on improving the standard of care in the treatment of venous disease. We are developing tissue-based solutions that are designed to be life sustaining or life enhancing for patients with deep venous Chronic Venous Insufficiency (CVI). CVI occurs when valves inside of the veins of the leg fail, resulting in insufficient blood being returned to the heart. Our products are being developed to address large unmet medical needs by either offering treatments where none currently exist or by substantially increasing the current standards of care. Our lead product is a porcine based device to be surgically implanted in the deep venous system of the leg, and is called the VenoValve®. The VenoValve is currently being evaluated in our SAVVE U.S. pivotal trial for the purpose of obtaining approval to market and sell the device from the U.S. Food and Drug Administration (“FDA”). Our team of officers and directors has been affiliated with numerous medical devices that have received FDA approval or CE marking and have been commercially successful. We currently lease a 14,507 sq. ft. manufacturing facility in Irvine, California, where we manufacture medical devices for our clinical trials, and which has capacity for commercial manufacturing.

On September 21, 2021, we announced that we were changing our name from Hancock Jaffe to enVVeno Medical Corporation and that our development strategy is to focus on the treatment of venous disease. In addition to the VenoValve, we announced that we have begun development of a second device for the treatment of venous disease which we are calling enVVe. In connection with this change in strategy, we indicated that we are not pursuing further development of the CoreoGraft, which is now outside of our primary focus area.

Results of Operations

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

Net Loss

We reported net losses of $16.5 million and $9.1 million for the years ended December 31, 2021 and 2020, respectively, representing an increase in net loss of $7.4 million or 81%, resulting from, as described in further detail below, an increase in operating expenses of $7.8 million, and an decrease in other expense (income) of $0.4 million.

Revenues

As a developmental stage company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates which is not expected in the near future.

Selling, General and Administrative Expenses

For the year ended December 31, 2021, selling, general and administrative expenses increased by $6.3 million or 129%, to $11.2 million from $4.9 million for the year ended December 31, 2020. Of this increase, $5.3 million was due to share based compensation from grants made during 2021, which increased share-based compensation cost to $6.0 million in 2021 from $0.7 million in 2020. The remaining $1.0 million increase reflects $0.3 million in higher compensation due to the elevation of our chief financial officer from interim, with the related costs included in consulting expenses, to full-time, with the related costs included in compensation, and directors’ cash compensation in 2021, an increase in insurance expense of $0.2 million primarily from the Company’s D&O insurance, $0.2 million from higher Delaware franchise taxes in 2021, $0.2 million from consulting for reimbursement codes for the Company’s product once commercially approved, $0.4 million from higher information technology and other office expense to support increases in staff, partially offset by a $0.3 million decrease in legal expenses which decreased because of the resolution of several matters in 2020.

Research and Development Expenses

For the year ended December 31, 2021, research and development expenses increased by $1.4 million or 35%, to $5.7 million from $4.3 million for the year ended December 31, 2020. The increase is primarily due to an increase of $1.1 million in compensation from the increases in staffing to support the SAVVE trial and continued product development, $0.5 million in higher lab costs and supplies, also to support the SAVVE trial and product development, an increase of $0.4 million for lab quality testing to prepare for regulatory audits and the SAVVE trial, partially offset by a $0.6 million decrease in trial related consulting as the Columbian first in human trial wrapped up in 2020 and the SAVVE trial was not launched until late in 2021. We expect our research and development costs will continue at these levels with more moderate increases as we move through the SAVVE trial.

Gain on Extinguishment of Note Payable

For the year ended December 31, 2021 the Company recorded a one-time $0.3 million gain on extinguishment of note payable due to the forgiveness of the loan it had obtained under the PPP program authorized by the CARES act.

Change in Fair Value of Derivative Liability

For the year ended December 21, 2020, we recorded a loss on the change in fair value of derivative liabilities of $0.1 million. Our derivative liabilities were related to warrants issued in connection with our Bridge Offering in February 2020. There were no similar instruments outstanding during the year ended December 31, 2021.

Other Expenses

Other expenses in 2020 primarily consisted of and $0.1 million in charges for warrants to purchase 6,400 shares of common stock issued to a consultant and for repricing of warrants issued to the placement agent in the Company’s February 2020 private placement, and a $0.1 million expense for warrants issued to certain participants in the exchange of preferred stock for common stock.

Liquidity and Capital Resources

For the twelve-months ended December 31, 2021, the Company incurred losses from operations of $16.9 million and used $11.8 million cash in operating activities. The net cash used in operating activities during 2021 increased by $4.1 from $7.7 million for the year ended December 31, 2020.

The losses and the uses of cash are primarily due to the Company’s administrative and product research and development activities. Administrative functions relate to costs to support the Company’s public reporting and investor relations activities as well as internal administrative functions. Research and development activities are for continued product development and clinical trials for the VenoValve. The Company will continue to incur these costs to complete its clinical trials, enhance products, develop new products, and operate as a public company. Although we have discretion in how we use the Company’s cash resources, we expect to continue these activities for the foreseeable future as we seek to obtain regulatory approval for our lead product candidate. We are not currently generating revenue.

Our cash flows from investing activity have historically consisted of purchases of property and equipment for our lab and offices. In the year ended December 31, 2021 we purchased $0.4 million of property and equipment consisting of $0.2 million for lab and test equipment, and $0.2 million for other computer equipment and software. In the year ended December 31, 2020 we purchased $0.2 million of property and equipment consisting of $0.1 million for lab and test equipment and $0.1 million for other computer equipment and software. We do not currently have material commitments for capital expenditures or other expenditures with the exception of our facility lease commitment of $0.4 million per year. However, we expect a modest increase in cash used in investment activities as we continue SAVVE and plan for commercialization of the VenoValve.

The Company has historically funded its operations through financing activities such as the capital raises completed in 2020 and 2021. During 2021, the Company raised an aggregate of $57.4 million in net proceeds in private and public placements of its securities. During 2020, the Company raised an aggregate of $14.7 million in net proceeds in private and public placements of its common stock and of its preferred stock. Our cash balance as of December 31, 2021, is $54.7 million.

Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials and related product development costs and our ability to successfully bring products to market. At our existing cash burn rate of approximately $4 million per quarter, we should have sufficient cash to fund operations through the end of 2024 and into 2025. With primary endpoints following full enrollment in the SAVVE pivotal trial of thirty (30) days for safety, and six (6) months for effectiveness, we expect to have primary endpoint data well in advance of the need to raise additional capital. Any inability to raise additional financing would have a material adverse effect on us.

Based upon our cash and working capital as of December 31, 2021, we have sufficient capital resources to meet our obligations as they become due within one year after the date of this Annual Report and sustain operations.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $54.5 million and $9.1 million as of December 31, 2021 and 2020, respectively.

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

Evaluation of Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2021, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The change was to remediate and eliminate our previously disclosed material weakness over reporting of complex financial transactions. Management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 has not been audited by our auditors, Marcum LLP.

Item 9B.	Other Information

Not Applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Listed below are the names of the directors and executive officers of the Company, their ages as of the date of this Annual Report, their positions held and the year they commenced service with the Company.

Name	Age	Position(s) Held	Year of Service Commencement
Robert A. Berman	59	Director, Chief Executive Officer	2018
Craig Glynn	60	Chief Financial Officer and Treasurer	2020
Dr. Francis Duhay	61	Director	2018
Dr. Sanjay Shrivastava	54	Director	2018
Matthew M. Jenusaitis	60	Director	2019
Robert C. Gray	75	Director	2019
Marc H. Glickman, M.D.	73	Senior Vice President and Chief Medical Officer	2016

Robert A. Berman Robert Berman has served as our Chief Executive Officer and a member of our Board of Directors since April of 2018. Mr. Berman has over 25 years of experience in a broad variety of areas including healthcare, finance, acquisitions, marketing, compliance, turnarounds, and the development and licensing of emerging technologies. From September 2012 until July 2017, he served as the President, Chief Executive Officer, and a member of the Board of Directors of ITUS Corporation (now called Anixa Biosciences), which at the time he joined the company was a developer of flat panel display technologies, and under his leadership became a Nasdaq listed cancer therapeutics company. From 2000 to March 2007, Mr. Berman was the Chief Operating Officer and General Counsel of Acacia Research Corporation, where he successfully transitioned the company from being an incubator of internet startups into a preeminent, publicly traded company for licensing and enforcing patented technologies with a market cap exceeding $2 billion. Mr. Berman started his career at the law firm of Blank Rome. Mr. Berman has a B.S. in Entrepreneurial Management from the Wharton School of the University of Pennsylvania and holds a J.D. from the Northwestern University School of Law, where he is an adjunct faculty member. We believe that Mr. Berman is qualified to serve as a member of our board of directors because of his experience in a broad variety of areas including healthcare, finance, acquisitions, marketing, compliance, turnarounds, and the development and licensing of emerging technologies.

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

Dr. Sanjay Shrivastava has served as a member of our board of directors since October 2018. He has been involved in developing, commercializing, evaluating, and acquiring medical devices for more than 21 years, including serving in leadership positions in research and development, business development, and marketing at J&J, BTG, plc, Medtronic, Abbott Vascular, and Edwards Life Sciences. He is presently serving as the chief executive officer at Innova Vascular, Inc., a medical device company funded largely via an investment from a publicly traded medical device company. Prior to this, he co-founded BlackSwan Vascular, Inc., which is a clinical stage medical device company and where he serves on the board of directors. He led the strategic alliance for BlackSwan with Sirtex Medical, which was announced in 2020. Dr. Shrivastava worked on several acquisition and investment deals during his roles as a senior director, business development at J&J and a vice president, upstream marketing and strategy at BTG, a medical device and specialty pharmaceutical company with annual revenue of about $800 million. At Medtronic, Dr. Shrivastava was the Director of Global Marketing for the Cardiac and Vascular Group where he helped build the embolization business, from its initiation to a substantial revenue with a very high CAGR over a period of six years. Dr. Shrivastava was a Manager of Research and Development for the peripheral vascular business at Abbott Vascular and a Principal Research and Development Engineer for Trans-Catheter heart valves at Edwards Life Sciences. Dr. Shrivastava received his Bachelor of Science in engineering at the Indian Institute of Technology and a doctorate degree in materials science and engineering from the University of Florida. We believe that Dr. Shrivastava is qualified to serve as a member of our board of directors because of having served in Chief Executive Officer and board of director positions at several medical device start-ups, and leadership positions in research and development, business development, and marketing at Innova Vascular, Inc., BTG, Medtronic, Abbott Vascular, and Edwards Life Sciences.

Matthew M. Jenusaitis has served as a member of our board of directors since September 2019. He has over 30 years of health care experience with an emphasis on building and selling companies that develop medical devices to treat vascular diseases. Since March 2015, Mr. Jenusaitis has been a senior administrative executive at the UC San Diego Health System. He currently serves as the Chief Administrative Officer for UCSD’s Moore’s Cancer Center and UCSD Oncology. From June 2009 to March 2015, Mr. Jenusaitis was President and CEO of OCTANe Foundation for Innovation, a non-profit focused on the development of innovation in Orange County, CA. Over the course of his career, Mr. Jenusaitis has been on the board of directors of Pulsar Vascular (2008-2017), which was sold to Johnson and Johnson, Creagh Medical (2008-2015), which was sold to SurModics, and Precision Wire Components (2009-2014), which was sold to Creganna Medical. Mr. Jenusaitis was also a Senior Vice President at ev3 (April 2006 to July 2008), which was sold to Covidian and later purchased by Medtronics. In addition, Mr. Jenusaitis was the President of the Peripheral Division at Boston Scientific (July 2003 to August 2005) and was an Executive in Residence at Warburg Pincus (September 2005 to March 2006). Mr. Jenusaitis has an MBA from the University of California, Irvine, a Masters Degree in Biomedical Engineering from Arizona State University, and a Bachelors Degree in Chemical Engineering from Cornell University. We believe that Mr. Jenusaitis is qualified to serve as a member of our board of directors because of over 30 years of health care experience with an emphasis on building and selling companies that develop medical devices to treat vascular diseases and his prior board experiences.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2021.

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

Our amended and restated certificate of incorporation divides our board of directors into three classes, with staggered three-year terms, as follows:

Class I Directors (serving until the 2024 Annual Meeting of Stockholders, or until their earlier death, disability, resignation or removal):

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

Meetings of the Board and Stockholders

Our board of directors met in person and telephonically seven times during 2021 and also acted by unanimous written consent. There were four Audit Committee meetings, two Compensation meetings and one Nominating and Corporate Governance meeting held in 2021. Our board of directors had 100% attendance for the Annual Meeting that was held on November 30, 2021. It is our policy that all directors must attend all stockholder meetings, barring extenuating circumstances.

Board Committees

Our board of directors has established three standing committees—audit, compensation, and nominating and corporate governance—each of which operates under a charter that has been approved by our board of directors. Copies of each committee’s charter are posted on the Investors section of our website, which is located at www.envvenojaffe.com. Each committee has the composition and responsibilities described below. Our board of directors may from time to time establish other committees.

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

Board Leadership Structure

Our board of directors is free to select the Chairman of the board of directors and a Chief Executive Officer in a manner that it considers to be in the best interests of our company at the time of selection. Currently, Robert A. Berman serves as our Chief Executive Officer. The office of the Chairman of the board of directors has been vacant since May 2019. We currently believe that this leadership structure is in our best interests and strikes an appropriate balance between our Chief Executive Officer’s responsibility for the day-to-day management of our company and the Chairman of the board of directors’ responsibility to provide oversight, including setting the board of directors’ meeting agendas and presiding at executive sessions of the independent directors. Additionally, four of our five members of our board of directors have been deemed to be “independent” by the board of directors, which we believe provides sufficient independent oversight of our management. Our board of directors has not designated a lead independent director.

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

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2021 and 2020. Individuals we refer to as our “named executive officers” include our current Chief Executive Officer, our current and previous Chief Financial Officer and our other most highly compensated executive officer whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2021.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)		Other Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Robert A. Berman	2021	400,000		250,000	7,674,046	(3)	1,340,000	(9)		15,655	(12)	9,679,701
Chief Executive Officer	2020	400,000		200,000	478,171	(4)				15,808	(13)	1,093,979
Craig Glynn	2021	225,000		25,000	2,960,418	(5)	335,000	(10)		651	(14)	3,546,069
Chief Financial Officer	2020	143,000	(1)		32,020	(6)				-		175,020
Marc H. Glickman, M.D.	2021	350,000		50,000	4,247,442	(7)	670,000	(11)		56,948	(15)	5,374,390
Chief Medical Officer and Senior Vice President	2020	350,000	(2)	50,000	321,928	(8)	-		-	53,976	(16)	775,904

(1)	Mr. Glynn served as our Chief Financial Officer on an interim basis during 2020. Amounts in this column for Mr. Glynn include the amounts paid to him in that capacity during 2020. In January 2021, the board of directors elevated Mr. Glynn to permanent Chief Financial Officer. The company entered into an employment agreement with Mr. Glynn in February 2021.

(2)	Beginning July 26, 2019, Dr. Glickman’s annual base salary rate under his employment agreement dated July 26, 2019, which superseded his prior employment agreement, was $350,000. Amounts in this column for Dr. Glickman reflect his base salary earned for 2019.

(3)	Represents the grant date fair value of 838,000 stock options granted on February 18, 2021, and 349,781 stock options granted on November 30, 2021, computed in accordance with FASB ASC Topic 718. The February options vest quarterly over a two-year period and the November options vest quarterly over a three-year period.

(4)	Represents the grant date fair value of 40,000 stock options granted on July 18, 2020, computed in accordance with FASB ASC Topic 718. The options vest monthly over a three-year period. Also included is the fair value of his existing 43,209 options that were repriced from $124.75 per share to $10.00 per share.

(5)	Represents the grant date fair value of 324,000 stock options granted on February 18, 2021 and 125,925 stock options granted on November 30, 2021, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three-year period.

(6)	Represents the grant date fair value of 4,000 stock options granted on July 18, 2020, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three-year period.

(7)	Represents the grant date fair value of 406,000 stock options granted on February 18, 2021 and 265,700 stock options granted on November 30, 2021, computed in accordance with FASB ASC Topic 718. The February options vest quarterly over a two-year period and the November options vest quarterly over a three-year period.

(8)	Represents the grant date fair value of 40,000 stock options granted on July 18, 2020, computed in accordance with FASB ASC Topic 718. The options vest monthly over a three-year period.

(9)	Represents the grant date fair value of 200,000 shares of restricted stock units granted on November 30, 2021, computed based on the closing price of the Company’s stock on the grant date.

(10)	Represents the grant date fair value of 50,000 shares of restricted stock units granted on November 30, 2021, computed based on the closing price of the Company’s stock on the grant date.

(11)	Represents the grant date fair value of 100,000 shares of restricted stock units granted on November 30, 2021, computed based on the closing price of the Company’s stock on the grant date.

(12)	Includes company paid healthcare of $1,155 and 401(k) match of $14,500.

(13)	Includes company paid healthcare of $1,404 and 401(k) match of $14,404.

(14)	Includes company paid healthcare of $651.

(15)	Includes company paid healthcare of $42,447 and 401(k) match of $14,500.

(16)	Includes company paid healthcare of $39,691 and 401(k) match of $14,285.

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

Robert A. Berman

On March 30, 2018, we entered into an employment agreement with Robert A. Berman, our current Chief Executive Officer and director. Pursuant to the terms of his employment agreement, Mr. Berman’s base salary is $400,000, subject to annual review and adjustment at the discretion of our compensation committee, and he will be eligible for an annual year-end discretionary bonus of up to 50% of his base salary, subject to the achievement of key performance indicators, as determined by our compensation committee. The initial term of Mr. Berman’s employment agreement may be terminated at anytime with or without cause and with or without notice or for good reason thereunder. In connection with his employment, Mr. Berman received an initial equity grant of an option to purchase 43,209 options with 8,642 vesting on the date of his Employment Agreement, March 30, 2018, and the remaining 80% vesting ratably on a monthly basis over the following 24 months. In February 2021, the board of directors approved an option grant to Mr. Berman to purchase 838,000 shares of common stock at an exercise price of $8.20 per shares (the closing price of the Company’s common stock on February 18, 2021). The stock option vests in equal quarterly installments over a two year period. Additionally, the board of directors paid Mr. Berman a cash bonus of $250,000 for 2021 and $200,000 for 2020.

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

Craig Glynn

On February 19, 2021, the Company entered into an employment agreement with Mr. Glynn, in connection with Mr. Glynn’s elevation to full time Chief Financial Officer in addition to treasurer and secretary of the Company. Pursuant to the employment agreement, Mr. Glynn will earn $225,000 per year. In addition, Mr. Glynn will receive stock options to purchase 324,000 shares of common stock of the Company at an exercise price of $8.20 per shares (the closing price of the Company’s common stock on February 18, 2021). The stock options vest in equal quarterly installments over a three year period with a six month cliff. The employment agreement further provides that Mr. Glynn is entitled to participate in any employee benefit plans that the Company has adopted or may adopt.

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

On July 26, 2019, we entered into an employment agreement with Dr. Glickman (the “New Employment Agreement”) that supersedes the terms of the Pre-existing Employment Agreement. Pursuant to the terms of the New Employment Agreement, Dr. Glickman’s base salary is $350,000 per year, subject to annual review and adjustment at the discretion of the Board. In connection with entering into the New Employment Agreement, Dr. Glickman’s existing seven thousand three hundred and eighty (7,380) options (“Existing Options”) to purchase Company common stock at two hundred and fifty dollars ($250.00) per share until October 1, 2026, were repriced to fifty dollars ($50.00) per share. Additionally, Dr. Glickman, in connection to the New Employment Agreement, was granted stock options for the right to purchase seven thousand two hundred (7,200) common stock at a price equal to two dollars ($50.00) per share exercisable until July 26, 2029, which shall vest quarterly over a three (3) year period. In February 2021, the board of directors approved an option grant to Dr. Glickman to purchase 406,000 shares of common stock at an exercise price of $8.20 per shares (the closing price of the Company’s common stock on February 18, 2021). The stock option vests in equal quarterly installments over a two year period. Additionally, the board of directors paid Mr. Berman a cash bonus of $50,000.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by our named executive officers as of December 31, 2021.

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Robert A. Berman,	43,209	(1)	-	(1)	N/A	$10.00	September 23, 2028
Chief Executive Officer	19,333	(2)	20,667	(2)		$10.00	July 18, 2030
	364,297	(3)	473,703	(3)		$8.20	February 18, 2031
	349,781	(4)	349,781	(4)		$6.70	November 30, 2031

Marc H. Glickman, M.D.	3,000	(5)	4,200	(5)	N/A	$50.00	July 25, 2029
Chief Medical Officer and Senior Vice President	7,380	(5)	-		N/A	$50.00	October 1, 2026
	19,333	(2)	20,667	(2)	-	$10.00	July 18, 2030
	176,497	(3)	229,503	(3)		$8.20	February 18, 2031
	265,700	(4)	265,700	(4)		$6.70	November 30, 2031

Craig Glynn, Chief Financial Officer (6)	1,933	(7)	2,067	(7)	N/A	$10.00	July 18, 2030
	93,900	(8)	230,100	(8)		$8.20	February 18, 2031
	125,925	(4)	125,925	(4)		$6.70	November 30, 2031

(1)	Options were granted on September 24, 2018, and vested 20% on the date of his Employment Agreement, March 30, 2018, and the remaining 80% vests ratably on a monthly basis over the 24 months following the date of his Employment Agreement.
(2)	Options were granted on July 18, 2020 and vest ratably on a monthly basis over 36 months.
(3)	Options were granted on February 18, 2021 and vest ratably on a quarterly basis over two years.
(4)	Options were granted on November 30, 2021 and vest ratably on a quarterly basis over three years.
(5)	On July 26, 2019, the Company entered a new employment agreement with Dr. Glickman that superseded the terms of his existing employment agreement. In connection with entering into the new employment agreement, Dr. Glickman’s existing 7,380 options that were granted on October 1, 2016 were repriced from $250.00 to $50.00 per share. Additionally, on July 26, 2019, Dr. Glickman was granted 7,200 options at $50.00 per share vesting quarterly over a three-year period.
(6)	Mr. Glynn was elevated to permanent Chief Financial Officer in January 2021.
(7)	Options were granted on July 18, 2020 and vest ratably on a quarterly basis over three years.
(8)	Options were granted on February 18, 2021 and vest ratably on a quarterly basis over three years.

Name	Grant Date	Number of unearned restricted stock units that have not vested		Market value of unearned restricted stock units that have not vested (a)
Robert A. Berman, Chief Executive Officer	11/30/2021	200,000	(1)	$1,318,000

Marc H. Glickman, M.D., Chief Medical Officer and Senior Vice President	11/30/2021	100,000	(1)	$659,000

Craig Glynn, Chief Financial Officer	11/30/2021	50,000	(1)	$329,500

(a)	Determined by multiplying the number of restricted stock units that have not vested by $6.59, the closing price of NVNO’s common stock on December 31, 2021.

(1)	On November 30, 2021, Mr. Berman was granted 200,000 restricted stock units, Dr. Glickman was granted 100,000 restricted stock units, and Mr. Glynn was granted 50,000 restricted stock units. The restricted stock units are subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve.

Employee Benefit Plans

Amended and Restated 2016 Omnibus Incentive Plan

On October 1, 2016, our board of directors and our stockholders adopted and approved the enVVeno Medical Corporation 2016 Omnibus Incentive Plan, and, subsequently, on April 26, 2018, our board of directors and our stockholders adopted and approved the Amended and Restated 2016 Omnibus Incentive Plan which was subsequently amended by Amendment No. 1 to the Amended and Restated 2016 Omnibus Incentive Plan following receipt of stockholder approval on December 17, 2020 and by Amendment No. 2 to the Amended and Restated 2016 Omnibus Incentive Plan following receipt of stockholder approval on November 30, 2021 (as amended, the “2016 Plan”). The principal features of the 2016 Plan are summarized below. This summary is qualified in its entirety by reference to the text of the 2016 Plan, which is filed as an exhibit to the registration statement of which this prospectus is a part.

Share Reserve

We currently have reserved 4,500,000 shares of our common stock for issuance under the 2016 Plan, provided, however, if at any time the Company issues additional shares of Common Stock or securities that are convertible or exercisable into shares of Common Stock (other than pursuant to the Plan) then the number of shares authorized to be awarded under the Plan shall increase to an amount equal to no less than 20% of the issued and outstanding shares of common stock of the Company on a fully diluted basis. Such increase, if any, shall occur automatically upon each applicable issuance of securities by the Company. All shares available for issuance under the Plan may be granted as incentive stock options under Code Section 422. The shares of common stock issuable under the 2016 Plan will consist of authorized and unissued shares, treasury shares or shares purchased on the open market or otherwise, all as determined by our company from time to time.

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

Director Compensation

The Board determines the form and amount of director compensation after its review of recommendations made by the Compensation Committee. A substantial portion of each director’s annual retainer is in the form of equity. Under the Company’s nonemployee director compensation program members of the Board who are not also Company employees (“Non-Employee Directors”) are granted options worth up to thirty-seven thousand five hundred dollars ($37,500) per annum (the “Annual Award”). Prior to February 18, 2021, the equity portion of director compensation included eight hundred options and restricted stock units (“RSU’s” worth up to twenty-five thousand dollars ($25,000) per annum. A Non-Employee Director who is newly appointed to the Board other than in connection with an annual meeting of stockholders will generally receive a grant of two thousand four hundred (2,400) options and RSUs worth up to seventy-five thousand dollars ($75,000) upon appointment (an “Initial Award”), which covers their compensation for their first three years of service. The Initial Award and Annual Award to Non-Employee Directors will vest as long as they remain directors in equal annual portions over three years following the date in which the award is granted.

The table below shows the compensation paid to our non-employee directors during 2021 and 2020.

Name		Fees earned or paid in cash	Stock awards ($)		Option awards ($)(4)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation($)	Total ($)
Francis Duhay,	2021	$32,500	-		$37,500	(2)	-	-	-	$70,000
M.D.	2020	$20,000	$25,000	(1)	$31,180	(3)	-	-	-	$76,180
Dr. Sanjay	2021	$37,500	-		$37,500	(2)	-	-	-	$75,000
Shrivastava	2020	$25,000	25,000	(1)	31,180	(3)	-	-	-	$81,180
Robert Gray	2021	$40,000	-		$37,500	(2)				$77,500
	2020	$27,500	$25,000	(1)	$31,180	(3)				$83,680
Matthew	2021	$37,500	-		$37,500	(2)				$75,000
Jenusaitis	2020	$25,000	$25,000	(1)	$31,180	(3)				$81,180

(1) Under the Company’s nonemployee director compensation program, Dr. Duhay, Dr. Shrivastava, Mr. Gray and Mr. Jenusaitis were each granted 2,500 Restricted Stock Grants on July 17, 2020, which based on the Company’s closing stock price on the grant date were valued at $10.00 per share. These Restricted Stock Grants fully vested on December 31, 2020.

(2) Under the Company’s nonemployee director compensation program, Dr. Duhay, Dr. Shrivastava, Mr. Gray and Mr. Jenusaitis were each granted 5,673 options to purchase shares of our common stock on February 18, 2021 at an exercise price of $8.20 per share. The options were valued at $6.61 per share as of the date of the grant. All of these options vest in equal quarterly portions from the grant date through December 31, 2021, such that they are fully vested at December 31, 2021, and valued in accordance with FASB ASC Topic 718.

(3) Under the Company’s nonemployee director compensation program, Dr. Duhay, Dr. Shrivastava, Mr. Gray and Mr. Jenusaitis were each granted 4,000 options to purchase shares of our common stock on July 17, 2020 at an exercise price of $10.00 per share. The options were valued at $7.80 per share as of the date of the grant. All of these options vest in equal quarterly portions from the grant date through December 31, 2020, such that they are fully vested at December 31, 2020, and valued in accordance with FASB ASC Topic 718.

(4) Under the Company’s nonemployee director compensation program, Dr. Duhay, Dr. Shrivastava, Mr. Gray and Mr. Jenusaitis were each granted 7,211 options to purchase shares of our common stock on November 30, 2021, as part of their compensation for the year ending December 31, 2022, at an exercise price of $6.70 per share. The options were valued at $5.20 per share as of the date of the grant and will vest in equal quarterly portions starting on March 31, 2022 and through December 31, 2022, such that they are fully vested at December 31, 2022. The grant date value of each grant determined in accordance with FASB ASC Topic 718 was $37,500.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 24, 2022, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.

Applicable percentage ownership is based on 9,469,850 shares of common stock outstanding as the date of this Form 10-K. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or dispositive power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 24, 2022. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and dispositive power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

	Beneficial Ownership
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage
5% Stockholders
Perceptive Life Sciences Master Fund Ltd.(2)	937,515	9.9%

Named Executive Officers and Directors
Robert A. Berman (3)	627,177	6.2%
Marc Glickman, M.D.(4)	302,577	3.1%
Craig Glynn (5)	143,554	1.5%
Francis Duhay, M.D. (6)	27,036	*
Dr. Sanjay Shrivastava (7)	16,764	*
Robert Gray(8)	19,689	*
Matthew Jenusaitis (9)	18,959	*
All directors and executive officers as a group (7 persons)	1,155,757	10.9%

* Represents beneficial ownership of less than 1%.

(1)	Except as otherwise noted below, the address for each person or entity listed in the table is c/o enVVeno Medical Corporation, 70 Doppler, Irvine, California 92618.
(2)	Based on a Schedule 13G filed by the Perceptive Live Sciences Master Fund Ltd. (the “Master Fund”). The Master Fund directly holds 781,615 shares of common stock and 1,759,035 pre-funded warrants. The pre-funded warrants may not be exercised if the Master Fund would beneficially own more than 9.9% of the Company’s outstanding shares of common stock after giving effect to such exercise. Perceptive Advisors serves as the investment manager to the Master Fund and may be deemed to beneficially own such shares. Mr. Edelman is the managing member of Perceptive Advisors and may be deemed to beneficially own such shares.
(3)	Includes 588,071 shares of common stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 24, 2022.
(4)	Includes 278,836 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 24, 2022.
(5)	Includes 133,060 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 24, 2022.
(6)	Includes 13,476 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 24, 2022.
(7)	Includes 13,476 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 24, 2022.
(8)	Includes 13,076 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 24, 2022.
(9)	Includes 13,076 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 24, 2022.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2021 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) one percent of our average total assets at year end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive Compensation.”

None

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

Audit Fees. The aggregate fees billed by Marcum LLP (“Marcum”) for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2021 and 2020 totaled $126,000 and $244,000, respectively. The above amounts include interim procedures, audit fees, fees related to registration statements filed during those years, and attendance at audit committee meetings.

All Other Fees. None.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee is ultimately responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. Our engagement of Marcum to conduct all audit and permissible non-audit related activities incurred during fiscal years 2021 and 2020 were approved by our audit committee in accordance with these procedures.

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

Exhibit Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2020).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 6, 2018).
3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1to the Registrant’s Current Report on Form 8-K filed on December 2, 2020).
3.4	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2021).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-220372) filed on September 7, 2017).
4.2	Form of Series A Preferred Stock Placement Agents’ Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
4.3	Form of Series B Preferred Stock Placement Agents’ Warrant (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
4.4	Form of Common Stock Purchase Warrant (issued in connection with the 2017 Notes) (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
4.5	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on January 26, 2018).
4.6	Form of Warrant to Purchase Shares of Common Stock (issued to Mr. Cantor) (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
4.7	Form of Amended and Restated Common Stock Purchase Warrant (issued in connection with the 2017 Notes) (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on January 26, 2018).
4.8	Form of Common Stock Purchase Warrant (issued in connection with the 2018 Notes) (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on January 26, 2018).
4.9	Form of Second Amended and Restated Common Stock Purchase Warrant (issued in connection with the 2017 Notes) (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
4.10	Form of Amended and Restated Common Stock Purchase Warrant (issued in connection with the 2018 Notes) (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
4.11	Form of Warrant Agreement (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 14, 2018).
4.12	Amendment to Warrant to Purchase Shares (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
4.13	Form of Warrant Certificate (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 14, 2018).
4.14	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2020).
4.15	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2020).
4.16	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2020).
4.17	Form of Warrant Agent Agreement, inclusive of Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2020).
4.18	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1/A (No. 333-239658) filed on July 16, 2020).
4.19	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2020).
4.20	Form of Warrant Agent Agreement (including Form of Warrant Certificate) (incorporated by reference to Exhibit 4.20 to the Registrant’s Registration Statement on Form S-1/A (No. 333 -251528) filed on February 5, 2021).
4.21	Form of Pre-Funded Warrant (Form of Placement Agency Agreement, dated September 3, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2021).
4.22	Form of Warrant (Form of Placement Agency Agreement, dated September 3, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 8, 2021).
4.23	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).

10.2	Employment Agreement, dated as of March 30, 2018, by and between the Registrant and Robert A. Berman. (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
10.3	Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.50 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 14, 2018).
10.4	Amendment No. 1 to Amended and Restated 2016 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
10.5	Amendment No. 2 to Amended and Restated 2016 Omnibus Incentive Plan.*
10.6	Form of Stock Option Grant under Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.7	Form of Restricted Stock Unit under Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.8	Employment Agreement, dated as of July 26, 2019, by and between enVVeno Medical Corporation and Marc Glickman, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2019).
10.9	Form of Securities Purchase Agreement dated as of February 25, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2020).
10.10	Form of Securities Purchase Agreement, dated as of April 24, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2020).
10.11	Form of Placement Agency Agreement, dated as of April 24, 2020, by and between enVVeno Medical Corporation and Spartan Capital Securities, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2020).
10.12	Form of Securities Purchase Agreement dated as of June 1, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2020).
10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-1/A (No. 333-239658) filed on July 16, 2020).
10.14	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.54 to the Registrant’s Registration Statement on Form S-1/A (No. 333-239658) filed on July 16, 2020).
10.15	Form of Securities Purchase Agreement, dated as of October 7, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2020).
10.16	Form of Placement Agency Agreement, dated as of October 7, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 8, 2020).
10.17	Employment Agreement, dated as of February 19, 2021, by and between enVVeno Medical Corporation and Craig Glynn (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
10.18	At-the-Market Offering Agreement, dated August 12, 2021, by and between enVVeno Medical Corporation and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 12, 2021).
10.19	Form of Securities Purchase Agreement, dated September 3, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2021).
10.20	Form of Placement Agency Agreement, dated September 3, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 8, 2021).
14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
21.1	Subsidiaries of the registrant incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
23.1	Consent of Marcum LLP, independent registered public accounting firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished and not filed herewith.

ITEM 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2022	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Chief Financial Officer
(Principal Financial and Accounting Officer)

ENVVENO MEDICAL CORPORATION

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

enVVeno Medical Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of enVVeno Medical Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 28, 2022

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

BALANCE SHEETS

	December 31,
	2021	2020

Assets
Current Assets:
Cash and cash equivalents	$54,727,740	$9,334,584
Prepaid expenses and other current assets	312,350	234,467
Total Current Assets	55,040,090	9,569,051
Property and equipment, net	617,855	398,967
Operating lease right-of-use assets, net	1,986,704	539,974
Security deposits and other assets	54,493	29,843
Total Assets	$57,699,142	$10,537,835

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$560,083	$1,390,362
Accrued expenses and other current liabilities	728,876	1,168,969
Note Payable	-	312,700
Current portion of operating lease liabilities	291,104	314,202
Total Current Liabilities	1,580,063	3,186,233
Long-term operating lease liabilities	1,714,871	253,746
Total Liabilities	3,294,934	3,439,979

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000,000 shares authorized, 9,469,850 and 2,541,529 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	95	25
Additional paid-in capital	136,255,346	72,421,242
Accumulated deficit	(81,851,233)	(65,323,411)
Total Stockholders’ Equity	54,404,208	7,097,856
Total Liabilities and Stockholders’ Equity	$57,699,142	$10,537,835

The accompanying notes are an integral part of these financial statements.

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020

Operating Expenses:
Selling, general and administrative expenses	$11,164,858	$4,882,877
Research and development expenses	5,727,645	4,252,249
Loss from Operations	(16,892,503)	(9,135,126)
Other (Income) Expense:
Gain on extinguishment of note payable	(312,700)	-
Interest (income) expense, net	(18,709)	(3,739)
Change in fair value of derivative liabilities	-	(211,807)
Other (income) expense	(33,272)	215,906
Total Other (Income) Expense	(364,681)	360

Net Loss	(16,527,822)	(9,135,486)
Deemed dividend to Series C Preferred Stockholders	-	(607,220)
Net Loss Attributable to Common Stockholders	$(16,527,822)	$(9,742,706)

Net Loss Per Basic and Diluted Common Share:	$(1.90)	$(7.54)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	8,679,824	1,291,469

The accompanying notes are an integral part of these financial statements.

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	-	$-	717,274	$7	$57,177,858	$(56,187,925)	$989,940
Common stock issued in private placement offering [1]			52,000	1	24,304	-	24,305
Common stock issued in public offerings [2]			1,148,996	11	9,847,890	-	9,847,901
Preferred stock issued in private placement [3]	4,205,406	42	-	-	1,358,060	-	1,358,102
Preferred stock exchange to common stock	(4,205,406)	(42)	243,125	2	40	-	-
Common stock issued for exercise of warrants			367,660	4	2,985,751	-	2,985,755
Reclassification of Warrant Derivatives to Equity			-	-	334,230	-	334,230
Share-Based Compensation			12,474	-	693,109	-	693,109
Net loss			-	-	-	(9,135,486)	(9,135,486)
Balance at December 31, 2020	-	$-	2,541,529	$25	$72,421,242	$(65,323,411)	$7,097,856

[1]	net of offering costs of $0.1 million.
[2]	net of offering costs of $2.2 million.
[3]	net of offering costs of $0.2 million.

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	2,541,529	$25	$72,421,242	$(65,323,411)	$7,097,856

Common stock issued in public offering	5,914,284	59	38,127,717	-	38,127,776

Common stock issued for exercise of warrants	52,827	1	245,249	-	245,250

Fair Value of Warrants Issued	-	-	211,976	-	211,976
Shares issued in satisfaction of trade payable	5,772	-	37,576	-	37,576
Common stock issued in At The Market Transactions (ATM)	170,963	2	960,273	-	960,275
Common stock issued in registered direct offering	781,615	8	18,273,583	-	18,273,591
Shared-Based Compensation	2,860	-	5,977,730	-	5,977,730
Net loss	-	-	-	(16,527,822)	(16,527,822)
Balance at December 31, 2021	9,469,850	95	136,255,346	(81,851,233)	54,404,208

The accompanying notes are an integral part of these financial statements.

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(16,527,822)	$(9,135,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,999,178	881,213
Depreciation and amortization	149,002	97,549
Amortization of right-of-use assets	303,907	286,423
Change in fair value of derivatives	-	(211,807)
Gain on extinguishment of note payable	(312,700)	-
Loss on disposition of fixed assets	-	27,802
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(37,883)	(117,820)
Security deposit and other assets	(24,650)	-
Accounts payable	(832,703)	169,173
Accrued expenses	(249,565)	614,428
Payments on lease liabilities	(312,610)	(288,685)
Total adjustments	4,681,976	1,458,276
Net Cash Used in Operating Activities	(11,845,846)	(7,677,210)

Cash Flows from Investing Activities
Purchase of property and equipment	(367,890)	(180,291)
Net Cash Used in Investing Activities	(367,890)	(180,291)

Cash Flows from Financing Activities
Proceeds from private placement, net	-	570,341
Proceeds from shares issued under ATM	960,275	-
Proceeds from registered direct offering	18,273,591	-
Proceeds from public offerings, net	38,127,776	9,847,901
Proceeds from preferred stock issued in private placement, net	-	1,358,102
Proceeds from issuance of note payable	-	312,700
Proceeds from warrant exercises	245,250	2,985,755
Net Cash Provided by Financing Activities	57,606,892	15,074,799

Net Increase (Decrease) in Cash, Cash Equivalent, and Restricted Cash	45,393,156	7,217,298
Cash, cash equivalents and restricted cash - Beginning of year	9,334,584	2,117,286
Cash, cash equivalents and restricted cash - End of year	$54,727,740	$9,334,584

The accompanying notes are an integral part of these financial statements.

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS - continued

	Year Ended
	December 31,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities
Gain on extinguishment of note payable	$(312,700)	$-
Fair value of common stock issued in satisfaction of trade payable	35,576	-
Fair value of warrants issued to Preferred Exchange Participants, SABR and re-priced placement agent warrant	(211,976)	-
Derivative liabilities reclassified to equity	$-	$334,229

The accompanying notes are an integral part of these financial statements.

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Business Organization and Nature of Operations

enVVeno Medical Corporation is a med-tech company focused on improving the standard of care in the treatment of venous disease. We are developing tissue-based solutions that are designed to be life sustaining or life enhancing for patients with deep venous Chronic Venous Insufficiency (CVI). CVI occurs when valves inside of the veins of the leg fail, resulting in insufficient blood being returned to the heart. Our products are being developed to address large unmet medical needs by either offering treatments where none currently exist or by substantially increasing the current standards of care. Our lead product is a porcine based device to be surgically implanted in our deep venous system of the leg, and is called the VenoValve®. The VenoValve is currently being evaluated in the SAVVE U.S. pivotal trial for the purpose of obtaining approval to market and sell the device from the U.S. Food and Drug Administration (“FDA”). Our team of officers and directors has been affiliated with numerous medical devices that have received FDA approval or CE marking and have been commercially successful. We currently lease a 14,507 sq. ft. manufacturing facility in Irvine, California, where we manufacture medical devices for our clinical trials, and which has capacity for commercial manufacturing.

On September 21, 2021, we announced that we were changing our name from Hancock Jaffe to enVVeno Medical Corporation and that our development strategy is to focus on the treatment of venous disease. In addition to the VenoValve, we announced that we have begun development of a second device for the treatment of venous disease which we are calling enVVe. In connection with this change in strategy, we indicated that we are not pursuing further development of the CoreoGraft, which is now outside of our primary focus area.

Note 2 – Management’s Liquidity Plan

As of December 31, 2021, the Company had a cash balance of $54.7 million and working capital of $53.5 million. Although the Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, Management believes that our capital resources at December 31, 2021, are sufficient to meet our obligations as they become due within one year after the date of this Annual Report, and sustain operations.

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

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Financial instruments, including accounts payable are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. Derivative liabilities are accounted for at fair value on a recurring basis.

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

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

Net Loss per Share

The Company computes basic and diluted loss per share by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period including warrants exercisable for little or no cash consideration. Net loss attributable to common stockholders in 2020 consists of net loss adjusted for the convertible preferred stock deemed dividend resulting from the 8% cumulative dividend on the Preferred Stock (see Note 10 - Stockholders Equity Series C Convertible Preferred Stock). Basic and diluted net loss per common share are the same since the inclusion of common stock issuable pursuant to the exercise of warrants and options, would have been anti-dilutive.

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation

The Company has an Equity Incentive Plan under which the Board of Directors may grant restricted stock or stock options to employees and nonemployees. The accounting treatment for share-based payments to employees and non-employees is substantially equivalent.

Share-based compensation cost is recorded for all option grants and awards of non-vested stock based on the grant date fair value of the award, and is recognized over the service period required for the award.

The fair value of the Company’s stock options is estimated at the date of grant using the Black-Scholes based option valuation model. For the expected term, the Company uses SEC Staff Accounting Bulletin No. 107 simplified method for “plain vanilla” options with following characteristics: (i) the share options are granted at the market price on the grant date; (ii) exercisability is conditional on performing service through the vesting date on most options; (iii) if an employee terminates service prior to vesting, the employee would forfeit the share options; (iv) if an employee terminates service after vesting, the employee would have 30 to 90 days to exercise the share options; and (v) the share options are nontransferable and nonhedgeable.

The volatility assumption is based on the historical volatility of the Company’s common stock with an equivalent remaining expected term. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining expected term.

For option grants without performance conditions, the Company recognizes compensation expense over the requisite service period ratably, recognizing expense for each tranche of each grant starting on the grant date. For grants that have both service and performance conditions, the Company recognizes compensation expense using the graded attribution method. Compensation expense for grants with performance conditions is recognized only for those awards expected to vest.

Forfeitures of unvested stock options are recorded when they occur.

Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $54.5 million and $9.1 million as of December 31, 2021 and 2020, respectively.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The adoption of this standard did not have a material impact on our financial statements.

Recent Accounting Standards

In January 2020, the FASB issued Accounting Standards Update 2020-01 (“ASU 2020-01”) Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. The amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of this standard will not have a material impact on our financial statements and related disclosures.

In August 2020, the FASB issued Accounting Standards Update 2020-06 (“ASU 2020-06”), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU 2020-06 include guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, ASU 2020-06 will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our financial statements and related disclosures.

In May 2021, the FASB issued Accounting Standards Update 2021-04 (“ASU No. 2021-04”), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The guidance in ASU 2021-04 requires the issuer to treat a modification of an equity-classified written call option (the “option”) that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the option or as termination of the original option and issuance of a new option. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our financial statements and related disclosures.

In October 2021, the FASB issued Accounting Standards Update 2021-08 (“ASU No. 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in this update should be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our financial statements and related disclosures.

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 – Property and Equipment

As of December 31, 2021, and 2020, property and equipment consist of the following:

	December 31,
	2021	2020
Laboratory equipment	$522,539	$320,830
Furniture and fixtures	124,093	98,392
Computer equipment	164,298	65,078
Leasehold improvements	192,668	158,092
Software	251,163	244,479
Total property and equipment	1,254,761	886,871
Less: accumulated depreciation	(636,906)	(487,904)
Property and equipment, net	$617,855	$398,967

Depreciation expense was $0.1 million for the years ended December 31, 2021 and 2020. Depreciation expense is reflected in general and administrative expenses in the accompanying statements of operations.

Note 5 – Right-of-Use Assets and Lease Liabilities

On November 17, 2021, the Company amended its operating lease for its manufacturing facility in Irvine, California, to extend the term an additional 60 months from its September 30, 2022 expiration date to a new expiration date of September 30, 2027. The initial lease rate at the date of the amendment was $30,206 per month with escalating payments. In connection with the lease, the Company is obligated to pay $7,254 monthly for operating expenses for building repairs and maintenance. The Company has no other operating or financing leases with terms greater than 12 months.

The Company determined the lease liabilities using the Company’s estimated incremental borrowing rate of 3.95% to estimate the present value of the remaining monthly lease payments.

Our operating lease cost is as follows:

For the Year Ended December 31, 2021
Operating lease cost	$345,857

Supplemental cash flow information related to our operating lease is as follows:

For the Year Ended December 31, 2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$354,561

Remaining lease term and discount rate for our operating lease is as follows:

December 31, 2021
Remaining lease term	5.7 years
Discount rate	3.95%

Maturity of our lease liabilities by fiscal year for our operating lease is as follows:

Year ended December 31, 2022	$365,190
Year ended December 31, 2023	376,146
Year ended December 31, 2024	387,435
Year ended December 31, 2025	399,054
Year ended December 31, 2026	411,024
Year ended December 31, 2027	315,153
Total	$2,254,002
Less: Imputed interest	(248,027)
Present value of our lease liability	$2,005,975

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 – Accrued Expenses

As of December 31, 2021 and 2020, accrued expenses consist of the following:

	December 31,
	2021	2020
Accrued compensation costs	$524,529	$473,799
Accrued professional fees	84,375	79,650
Accrued research and development	59,922	368,809
Accrued warrants	-	188,104
Other	60,050	58,607
Accrued expenses	$728,876	$1,168,969

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

Note 8 – Income Taxes

The following summarizes the Company’s income tax provision (benefit):

	For the Years Ended December 31,
	2021	2020
Federal:
Current	$-	$-
Deferred	(2,700,372)	(1,828,584)

State and local:
Current	-	-
Deferred	(900,124)	(609,528)
	(3,600,496)	(2,438,112)
Change in valuation allowance	3,600,496	2,438,112
Income tax provision (benefit)	$-	$-

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective tax rate for the year’s ended December 31, 2021 and 2020 is as follows:

	For the Years Ended December 31,
	2021	2020
Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(7.0)%	(7.0)%
Nondeductible compensation	6.2%	-
Permanent differences	(0.5)%	2.0%
True up adjustments	0.5%	(0.7)%
Change in valuation allowance	21.8%	26.7%
Effective income tax rate	0.0%	0.0%

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets at December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$12,881,729	$9,811,086
Research and development credit carryforwards	185,680	185,680
Intangible assets	276,184	305,027
Operating lease liability	78,194	159,025
Stock-based compensation	923,540	311,304
Impairment loss	136,612	136,612
Total gross deferred tax assets	14,481,939	10,908,734
Deferred tax liabilities
Operating lease asset	(70,994)	(151,193)
Property and equipment	(102,107)	(49,199)
Total net deferred tax assets	14,308,838	10,708,342
Less: valuation allowance	(14,308,838)	(10,708,342)
Total	$-	$-

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that recognition of the deferred tax assets arising from the above listed future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $3.6 million and $2.4 million during the years ended December 31, 2021 and 2020, respectively.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset its post-change income taxes may be limited. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s NOL carry forwards are subject to annual limitations due to a greater than 50% ownership change in 2021.

At December 31, 2021 and 2020, the Company had post-ownership change net operating loss carryforwards for federal income tax purposes of approximately $45.7 million and $35.0 million, respectively. Pre-2018 federal NOLs of approximately $12.0 million may be carried forward for twenty years and begin to expire in 2029. Based on the 2021 ownership change, the Company expects $7.6 million of its pre-2018 federal NOLs to expire unused. Under the Tax Act, post-2017 federal NOLs in the aggregate amount of $33.0 million can be carried forward indefinitely and the annual limit of deduction equals 80% of taxable income. However, to the extent the Company utilizes its NOL carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities of the future period tax return in which the attribute is utilized. The Company also has federal research and development tax credit carryforwards of approximately $0.2 million which begin to expire in 2027.

As of December 31, 2021 and 2020, the Company had net operating loss carryforwards for state income tax purposes of approximately $45.7 million and $35.0 million, respectively, which can be carried forward for twenty years and begin to expire in 2028.

The Company files income tax returns in the U.S. federal jurisdiction as well as California and local jurisdictions and is subject to examination by those taxing authorities. The Company’s federal income taxes for the years beginning in 2018 remain subject to examination. The Company’s state and local income tax returns for the years beginning in 2017 remain subject to examination. No tax audits were initiated during 2021 or 2020.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2021 and 2020. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. The Company has evaluated the impact CARES Act on its provision for income taxes and determined there is not a significant impact to income taxes because of the CARES Act.

On June 29, 2020, California’s Governor Newsom signed AB85 suspending California net operating loss (“NOL”) utilization and imposing a cap on the amount of business incentives tax credits (R&D credit) for tax years 2020-2022. Given the tax loss in 2020 and an expected tax loss for 2021, the suspension will not have an impact on the Company’s NOL in California. On February 9, 2022, Mr. Newsom signed SB113 which removes the restrictions in AB85 effective for the 2022 tax year.

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9 – Commitments and Contingencies

Litigation Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Robert Rankin Complaints

On July 9, 2020, the Company was served with a civil complaint filed in the Superior Court for the State of California, County of Orange by a former employee, Robert Rankin, who resigned his employment on or about March 30, 2020. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01146555-CU-WR-CJC and was filed on May 27, 2020. On September 3, 2020 the Company and its Chief Executive Officer were served with a second complaint filed in the Superior Court for the State of California, County of Orange by Mr. Rankin. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01157857 and was filed on August 31, 2020. The complaints assert several causes of action including a cause of action for failure to timely pay Mr. Rankin’s accrued and unused vacation and three months’ severance under his July 16, 2018 employment agreement, defamation, unlawful labor code violations, sex-based discrimination, and unfair competition, and seeks damages for lost wages, emotional and mental distress, consequential damages, punitive damages and attorney’s fees and costs. The Company has denied all claims in both matters (which have now been consolidated) and has filed a counterclaim asserting that Rankin has breached his employment agreement with the Company to the Company’s damage. The Company continues to believe it has meritorious defenses to both matters. As of the date of these financial statements, the amount of loss associated with these complaints, if any, cannot be reasonably estimated. Accordingly, no amounts related to these complaints are accrued as of December 31, 2021.

Note 10 –Stockholders’ Equity

On November 30, 2020, the Company”) effected a one-for-twenty-five (1:25) reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”). As a result of the Reverse Stock Split, every twenty-five shares of issued and outstanding Common Stock was automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share.

Equity Issuances

During 2021 and 2020 the Company has completed various equity transactions to raise capital through the placement of its common and preferred stock. The following table provides an overview of these transactions.

Date	Description	Type	Number of shares	Net Proceeds
2020
February 25, 2020	Private placement	Common Stock	52,000	$570,341
April 28, 2020	Registered Direct Offering	Common Stock	75,472	$811,641
June 3, 2020	Registered Direct Offering	Common Stock	117,216	$1,161,334
July 17, 2020	Public Offering	Common Stock	575,000	$3,881,907
July 17, 2020	Private Placement	Preferred Stock	4,205,406	$1,358,099
October 9, 2020	Registered Direct Offering	Common Stock	381,308	$4,450,500
Total				$12,233,822

2021
February 11, 2021	Public Offering	Common Stock	5,914,284	$38,127,776
August 2021	At-the-Market Equity Program	Common Stock	170,963	$970,575
September 9, 2021	Registered Direct Offering	Common Stock	781,615	$18,273,591
Total				$57,371,942

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Series C Convertible Preferred Stock

On July 17, 2020, the Company issued 4,205,406 shares of Preferred Stock in a private placement. On November 17, 2020, the holders of the Preferred Stock purchased in the July 17, 2020 private placement entered exchange agreements with the Company whereby the holders agreed to exchange all of their 4,205,406 shares of Preferred Stock for 243,125 shares of common stock. This was the original conversion rate of the Preferred Stock after giving effect to the 25:1 reverse split of the Company’s common stock.

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

The November 17, 2020 exchange agreements resolved the contingency related to the BCF and, accordingly, the contingent BCF was recognized as a deemed dividend for the purposes of determining the net loss attributable to common stockholders for calculating net loss per share. In addition, since the Company does not have retained earnings, the dividend has been recorded against additional paid-in capital.

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Warrants

A summary of warrant activity during the years ended December 31, 2021 and 2020 is presented below:

	Common Stock
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2020	174,681	$127.50
Issued	1,702,810	9.26
Exercised	(367,660)	8.13
Cancelled	(2,029)	107.50
Outstanding, January 1, 2021	1,507,802	$20.10	5.3	$448,140
Issued	4,895,016	4.59
Exercised	(52,827)	5.03
Cancelled	(38,286)	16.10
Outstanding and exercisable, December 31, 2021	6,311,705	$8.80	4.2	$474,464

In November 2020 as part of resolving a dispute, the Company agreed to issue warrants to purchase 17,618 shares of common stock at a purchase price of $8.00 per share, and warrants to purchase 18,056 shares of common stock at a purchase price of $10.25 per share. These amounts were in dispute and were paid pursuant to an investment banking agreement dated February 12, 2020 in connection with financings which occurred in July and October 2020. The fair value of these warrants on the settlement date was $0.1 million and $0.1 million, respectively. The total amount of the payment to settle the dispute was $0.5 million, including the value of the warrants. and was included in the cost of the July and October financings. The fair value of the warrants was determined using the Black-Scholes method with the following assumptions: stock price of $8.00 and $10.35, risk-free interest rate of 0.46%, volatility of 112.7%, annual rate of quarterly dividends of 0%, and an expected term of 2.5 years. The investment banking agreement has now been terminated with no further obligations.

In November 2020 the Company’s Board of Directors approved the issuance of warrants to purchase 6,400 shares of common stock to an advisor and warrants to purchase 20,000 shares of common stock to certain participants in the preferred share exchange (see Note 10, Stockholders Equity – Series C Convertible Preferred Stock). Separately the Company agreed to re-price warrants issued to the placement agent for the Company’s February 25, 2020 private placement. These warrants and the re-priced warrant were issued in February 2021. The value of these warrants at December 31, 2020 was $188,804 and is included in accrued expenses. The Company determined their value using the Black-Scholes method with the following assumptions: stock price of $8.65, risk-free interest rate of 0.36%, volatility of 114.3%, annual rate of quarterly dividends of 0%, and an expected term of 2.5 to 3.5 years.

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Warrants – Derivative Liabilities

The warrants issued in connection with our February 25, 2020 Bridge Offering were determined to be derivative financial instruments when issued because the Company did not have control of the obligation to obtain shareholder approval by May 25, 2020 to increase the number of authorized shares or to approve a reverse stock split. The accounting treatment of derivative financial instruments required that the Company record the warrants as a liability at fair value and marked-to-market the instruments at fair values as of each subsequent balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date.

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

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

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

Note 11 – Share Based Compensation

Omnibus Incentive Plan

The Company issues share-based awards under its Company’s 2016 Omnibus Incentive Plan, which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, other share based awards and cash awards to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2016 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant.

The 2016 Plan is to be administered by the Board, which has discretion over the awards and grants thereunder. No awards may be issued after November 21, 2026.

The Plan was adopted in 2016 and amended in 2018, 2020 and 2021 to increase the number of shares authorized to be awarded under the Plan. As of December 31, 2021 there are 4,500,000 shares authorized under the Plan as a result of the increase authorized by our shareholders in 2021. The number of shares subject to the Plan is automatically adjusted from time to time such that shares authorized under the plan shall at all times be equal to at least 20% of the issued and outstanding shares of the Company on a fully diluted basis. The current number of shares authorized is greater than the 20% minimum.

Stock Options

The fair value of each option grant is estimated at the grant date using the Black Scholes method. The following assumptions were used in estimating fair value:

	2021	2020
Expected term	5.44 – 6.5 years	5.16 – 5.76 years
Volatility	112.94 – 103.6%	107.5%
Risk free interest rate	0.08 – 1.20%	0..30 – 0.36%
Dividend yield	0.00%	0.00%

The Company estimated the expected term of the options using the simplified method. The Company uses its stock’s historical market information to calculate volatility used in estimating fair value of options granted.

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

A summary of the option activity during the years ended December 31, 2021 and 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2020	99,689	$111.00
Granted	122,000	10.00
Forfeited	(11,000)	63.88
Outstanding, December 31, 2020	210,689	$31.48	8.7	$-
Granted	3,246,551	$7.70
Forfeited	(15,333)	8.36
Outstanding, December 31, 2021	3,441,907	$9.16	9.3	$-

Exercisable, December 31, 2021	982,921	$12.94	8.9	$-

The Company includes share-based compensation expense in selling, general and administrative expenses, and recognized $6.0 million and $0.7 million during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, there was $15.2 million of unrecognized share-based compensation expense related to outstanding stock options and restricted stock units that will be recognized over the weighted average remaining vesting period of 2 years.

ENVVENO MEDICAL CORPORATION

f/k/a HANCOCK JAFFE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

Restricted Stock Units

The Company also issues restricted shares and restricted stock units under the 2016 Plan. A summary of the restricted share and restricted stock units activity during the years ended December 31, 2021 and 2020 is presented below:

Number of
Restricted Shares
Outstanding, January 1, 2020	7,806
Granted	10,000
Shares vested	(12,864)
Outstanding, December 31, 2020	4,942
Granted	400,000
Shares Vested	(2,860)
Outstanding, December 31, 2021	402,082

A summary of outstanding restricted stock units as of December 31, 2021 is presented below:

Restricted Stock Units
Grant Date	Restricted Stock Unit for	Outstanding Number of Units	Weighted Average Remaining Life In Years
9/13/2019	Common Stock	2,082	0.9
11/30/2021	Common Stock	400,000	-

	Total	402,082

Note 12 – Net Loss Per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Shares of common stock issuable upon exercise of warrants	4,552,670	1,507,802
Shares of common stock issuable upon exercise of options and restricted stock units	3,843,989	215,631
Potentially dilutive common stock equivalents excluded from diluted net loss per share	8,396,659	1,723,433

