Form 10-Q
period 2022-03-31
enVVeno Medical Corp
filed 2022-04-29
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ___________________

Commission file number: 001-38325

enVVeno Medical Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0936180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Doppler

Irvine, California 92618

(Address of principal executive offices)

(949) 261-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:	Ticker Symbol
Common Stock, $0.00001 par value	The NASDAQ Stock Market LLC	NVNO
Warrant to Purchase Commons Stock	The NASDAQ Stock Market LLC	NVNOW

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

Yes ☐ No ☒

As of April 29, 2022, there were 9,469,850 shares of common stock outstanding.

ENVVENO MEDICAL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2022	2021
(In thousands except par values, unless otherwise indicated)
Assets
Current Assets:
Cash and cash equivalents	$51,338	$54,728
Prepaid expenses and other current assets	312	312
Total Current Assets	51,650	55,040
Property and equipment, net	635	618
Operating lease right-of-use assets, net	1,908	1,987
Security deposits and other assets	31	54
Total Assets	$54,224	$57,699

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$557	$560
Accrued expenses and other current liabilities	416	729
Current portion of operating lease liabilities	297	291
Total Current Liabilities	1,270	1,580
Long-term operating lease liabilities	1,637	1,715
Total Liabilities	2,907	3,295

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000 shares authorized, 9,470 shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Additional paid-in capital	138,498	136,255
Accumulated deficit	(87,181)	(81,851)
Total Stockholders’ Equity	51,317	54,404
Total Liabilities and Stockholders’ Equity	$54,224	$57,699

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

(In thousands, except per share data)
Operating Expenses:
Selling, general and administrative expenses	3,783	1,176
Research and development expenses	1,552	1,632
Loss from Operations	(5,335)	(2,808)

Other Income:
Interest income, net	(5)	(3)
Other expense	-	(32)
Total Other Income	(5)	(35)

Net Loss	$(5,330)	$(2,773)

Net Loss Per Basic and Diluted Common Share:	$(0.47)	$(0.48)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,229	5,741

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(In thousands, unless otherwise indicated)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	9,470	$-	$136,255	$(81,851)	$54,404
Shared-Based Compensation	-	-	2,243	-	2,243
Net loss	-	-	-	(5,330)	(5,330)
Balance at March 31, 2022	9,470	$-	$138,498	$(87,181)	$51,317

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	2,542	$-	$72,421	$(65,323)	$7,098
Common stock issued in public offering	5,914	-	38,128	-	38,128
Common stock issued for exercise of warrants	52	-	240	-	240
Shared-Based Compensation	-	-	107	-	107
Fair Value of Warrants Issued	-	-	212	-	212
Net loss	-	-	-	(2,773)	(2,773)
Balance at March 31, 2021	8,508	$-	$111,108	$(68,096)	$43,012

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unless otherwise indicated)

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(5,330)	$(2,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,243	129
Depreciation and amortization	51	28
Amortization of right of use assets	78	76
Deposit applied to consulting services	25	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(54)
Accounts payable	(3)	(681)
Accrued expenses and other current liabilities	(313)	(488)
Operating lease liabilities	(72)	(79)
Total adjustments	2,009	(1,069)
Net Cash Used in Operating Activities	(3,321)	(3,842)

Cash Flows from Investing Activities
Purchase of property and equipment	(69)	(24)
Net Cash Used in Investing Activities	(69)	(24)

Cash Flows from Financing Activities
Proceeds from public offering of common stock and warrants, net	-	38,128
Proceeds from Warrant Exercises	-	240
Net Cash Provided by Financing Activities	-	38,368

Net (Decrease) Increase in Cash	(3,390)	34,502
Cash, cash equivalents - Beginning of period	54,728	9,335
Cash, cash equivalents - End of period	$51,338	$43,837

	For the Three Months Ended March 31,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash Received During the Period For:
Interest, net	$(5)	$(3)

Non-Cash Financing Activities
Fair value of warrants issued	$-	$(212)

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

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

Note 2 – Management’s Liquidity Plan

As of March 31, 2022, the Company had a cash balance of $51.3 million and working capital of $50.4 million. Although the Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, Management believes that our capital resources at March 31, 2022 are sufficient to meet our obligations as they become due within one year after the date of this Quarterly Report, and sustain operations.

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Form 10-K filed with the SEC on March 28, 2022. The condensed balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 – Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 at each institution. There were aggregate uninsured cash balances of $51.1 and $54.5 million as of March 31, 2022 and December 31, 2021, respectively.

Note 5 – Property and Equipment

As of March 31, 2022 and December 31, 2021, property and equipment consist of the following:

	March 31,	December 31,
	2022	2021
Laboratory equipment	$523	523
Furniture and fixtures	155	124
Computer software and equipment	185	164
Leasehold improvements	209	193
Construction Work in Progress – Software	251	251
	1,323	1,255
Less: accumulated depreciation	(688)	(637)
Property and equipment, net	$635	618

Depreciation expense amounted to $0.1 million for the three months ended March 31, 2022 and 2021. Depreciation expense is reflected in general and administrative expenses in the accompanying statements of operations.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Accrued Expenses and Other Current Liabilities

As of March 31, 2022, and December 31, 2021, accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2022	2021
Accrued compensation costs	$294	$525
Accrued professional fees	62	84
Accrued research and development	-	60
Other accrued expenses	60	60
Total accrued expenses and other current liabilities	$416	$729

Note 7 – Commitments and Contingencies

Litigations Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Robert Rankin Complaints

On July 9, 2020, the Company was served with a civil complaint filed in the Superior Court for the State of California, County of Orange by a former employee, Robert Rankin, who resigned his employment on or about March 30, 2020. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01146555-CU-WR-CJC and was filed on May 27, 2020. On September 3, 2020 the Company and its Chief Executive Officer were served with a second complaint filed in the Superior Court for the State of California, County of Orange by Mr. Rankin. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01157857 and was filed on August 31, 2020. The complaints assert several causes of action including a cause of action for failure to timely pay Mr. Rankin’s accrued and unused vacation and three months’ severance under his July 16, 2018 employment agreement, defamation, unlawful labor code violations, sex-based discrimination, and unfair competition, and seeks damages for lost wages, emotional and mental distress, consequential damages, punitive damages and attorney’s fees and costs. The Company has denied all claims in both matters (which have now been consolidated) and has filed a counterclaim asserting that Rankin has breached his employment agreement with the Company to the Company’s damage. The Company continues to believe it has meritorious defenses to both matters. As of the date of these financial statements, the amount of loss associated with these complaints, if any, cannot be reasonably estimated. Accordingly, no amounts related to these complaints are accrued as of March 31, 2022.

ENVVENO MEDICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 –Stockholders’ Equity

Stock Options

From time to time, the Company issues options for the purchase of its common stock to employees and others. The Company recognized $2.2 million and $0.1 million of share-based compensation related to stock options during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $13.0 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.9 years.

Note 9 – Net Loss per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of March 31, 2022 and 2021:

	March 31,
	2022	2021
Shares of common stock issuable upon exercise of warrants	6,312	4,402
Shares of common stock issuable upon exercise of options	3,454	257
Potentially dilutive common stock equivalents excluded from diluted net loss per share	9,766	4,659

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

Unless the context requires otherwise, references in this document to “NVNO”, “we”, “our”, “us” or the “Company” are to EnVVeno Medical Corporation

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

There are presently no FDA approved medical devices to address valvular incompetence in the deep venous system, or effective treatments for deep venous CVI. Current treatment options include compression garments, or constant leg elevation, and wound care for venous ulcers. These treatments are generally ineffective, as they attempt to alleviate the symptoms of CVI without addressing the underlying causes of the disease. In addition, we believe compliance with compression garments and leg elevation is extremely low, especially among the elderly. The premise behind the VenoValve is that by reducing the underlying causes of CVI, reflux and venous hypertension, the debilitating symptoms of CVI will decrease, resulting in improvement in the quality of the lives of CVI sufferers.

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

An investigational device exemption or IDE from the FDA is required before a medical device company can proceed with a pivotal trial for a class III medical device. On April 1, 2021, we received notification from the FDA that our IDE application was approved. We have named the U.S. pivotal trial for the VenoValve the SAVVE (Surgical Anti-reflux Veno Valve Endoprosthesis) study. It is a prospective, non-blinded, single arm, multi-center study of seventy-five (75) CVI patients to be enrolled at up to twenty (20) U.S. sites.

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

In October of 2021, we announced that the first patient in the SAVVE pivotal trial underwent successful VenoValve implantation surgery and had been discharged from the hospital. During April 2022 our twentieth site in the SAVVE study became active and is eligible to enroll patients.

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

In February of 2021, we raised $41.4 million of capital in a public offering of our common stock. In September of 2021, we raised $20 million dollars of capital in a registered direct offering priced at the market under Nasdaq rules and purchased by a fund managed by Perceptive Advisors, a leading life sciences investment firm. We finished 2021 with approximately $55 million of cash and had approximately $51.3 million of cash at March 31, 2022. At our existing cash burn rate of approximately $4 million per quarter, we should have sufficient cash to fund operations through the end of 2024 and into 2025. With primary endpoints following full enrollment in the SAVVE pivotal trial of thirty (30) days for safety, and six (6) months for effectiveness, we expect to have primary endpoint data well in advance of the need to raise additional capital.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

Overview

We reported net losses of $5.3 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively, representing an increase in net loss of $2.5 million, or 89%, resulting from an increase in operating expenses.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our lead product candidate.

Selling, General and Administrative Expenses

For the three months ended March 31, 2022, selling, general and administrative expenses increased by $2.6 million or 222%, to $3.8 million from $1.2 million for the three months ended March 31, 2021. Of this increase, $2.1 million was due to share based compensation from grants made during 2021, which increased share-based compensation cost to $2.2 million in 2022 from $0.1 million in 2021.

The remaining $0.5 million increase reflects $0.2 million from consulting for reimbursement codes for the Company’s product once commercially approved, $0.1 million from higher Delaware franchise taxes in 2022 which increased due to changes in our capital structure, $0.1 million from higher information technology and other office expense to support increases in staff, and $0.1 million in higher insurance premiums related to our D&O, cyber security and product liability insurance coverages.

Research and Development Expenses

For the three months ended March 31, 2022, research and development expenses decreased by $0.1 million or 5%, to $1.5 million from $1.6 million for the three months ended March 31, 2021. This decrease primarily resulted from $0.3 million in costs related the Coreograft product development in 2021, which we did not incur in 2022 due the change in our strategic direction and decision to focus on development of the VenoValve, partially offset by a $0.2 million increase in lab and personnel costs to support the VenoValve pivotal trial and continued development.

Liquidity and Capital Resources

For the three-months ended March 31, 2022, the Company incurred losses from operations of $5.3 million and used $3.3 million cash in operating activities. The net cash used in operating activities during the 2022 period decreased by $0.5 from $3.8 million for the quarter ended March 31, 2021.

The losses and the uses of cash are primarily due to the Company’s administrative and product research and development activities. Administrative functions relate to costs to support the Company’s public reporting and investor relations activities as well as internal administrative functions. Research and development activities are for continued product development and clinical trials for the VenoValve. The Company will continue to incur these costs to complete its clinical trials, enhance products, develop new products, and operate as a public company. Although we have discretion in how we use the Company’s cash resources, we expect to continue these activities for the foreseeable future as we seek to obtain regulatory approval for our lead product candidate. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our lead product candidate.

Our cash flows from investing activity have historically consisted of purchases of property and equipment for our lab and offices. In the quarter ended March 31, 2022, we purchased $0.1 million of property and equipment consisting primarily of lab and test equipment. We do not currently have material commitments for capital expenditures or other expenditures with the exception of our facility lease commitment of $0.4 million per year. However, we expect a modest increase in purchases of property and equipment as we continue SAVVE and plan for commercialization of the VenoValve.

The Company has historically funded its operations through financing activities such as the capital raises completed in 2021. During 2021, the Company raised an aggregate of $57.4 million in net proceeds in private and public placements of its securities. Our cash balance as of March 31, 2022, is $51.3 million.

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

Based upon our cash and working capital as of March 31, 2022, we have sufficient capital resources to meet our obligations as they become due for at least one year after the date of this Report and sustain operations.

As of April 28, 2022, we had a cash balance of $50.5 million.

The COVID-19 pandemic continues to disrupt the global economy and has negatively impacted large populations including people and businesses that may be directly or indirectly involved with the operation of our Company and the manufacturing, development, and testing of our product candidates. The resurgence of COVID and the Omicron variant had both direct and indirect consequences on our clinical trial. Several of our clinical sites put elective surgeries on hold and prohibited potential study subjects from coming to the hospital for screening. Further COVID resurgences put an enormous strain on all hospital resources including clinical staffs. The lack of available clinical personnel both slows enrollment and impacts the speed at which we can activate clinical sites.

COVID has also impacted our patient population. Patients with COVID or who have had COVID within ninety (90) days of their screening, are excluded from our study until after the ninety (90) day period has passed. In addition, concerns about getting COVID impact the patients’ willingness to undergo an elective surgical procedure with a one-night hospital stay. As hospital clinical operations return to more normal levels, our goal is to fully enroll the SAVVE pivotal trial by the end of 2022 or the beginning of 2023. We continue to monitor the ongoing overall impact of COVID on the SAVVE clinical trial and will issue updates when appropriate.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2022, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 9, 2020, the Company was served with a civil complaint filed in the Superior Court for the State of California, County of Orange by a former employee, Robert Rankin, who resigned his employment on or about March 30, 2020. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01146555-CU-WR-CJC and was filed on May 27, 2020. The complaint asserts several causes of action, including a cause of action for failure to timely pay Mr. Rankin’s accrued and unused vacation and three months’ severance under his July 16, 2018 employment agreement with the Company. Mr. Rankin alleges that he was forced to resign, however, we believe that he did not give the Company notice or an opportunity to cure the allegations. The complaint seeks, inter alia, back pay, unpaid wages, compensatory damages, punitive damages, attorneys’ fees, and costs. On September 3, 2020 the Company and its Chief Executive Officer were served with a second complaint filed in the Superior Court for the State of California, County of Orange by Mr. Rankin. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01157857 and was filed on August 31, 2020. The complaint asserts several causes of action, including defamation, unlawful labor code violations, sex-based discrimination, unfair competition, and seeks damages for lost wages, emotional and mental distress, consequential damages, punitive damages and attorney’s fees and costs. Mr. Rankin resigned as the Company’s Chief Financial Officer, Secretary and Treasurer on March 30, 2020. The Company has denied all claims in both matters (which have now been consolidated) and has filed a counterclaim asserting that Rankin has breached his employment agreement with the Company to the Company’s damage. The Company continues to believe it has meritorious defenses to both matters, which are currently set for trial June 27, 2022.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Form 10-K, filed with the SEC on March 28, 2022.

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

Date: April 29, 2022	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Chief Financial Officer
(Principal Financing and Accounting Officer)

