Form 10-K/A
period 2021-12-31
enVVeno Medical Corp
filed 2022-05-11
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 24, 2022, there were 9,469,850 shares of common stock outstanding.

Auditor Firm ID	Auditor Name:	Auditor Location:
688	Marcum llp	New York, NY

EXPLANATORY NOTE

enVVeno Medical Corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 28, 2022 (the “Original 10-K”), for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-K.

The Company is filing revised exhibits solely to include in the certifications set forth in the Exhibits the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed. The Amendment does not reflect events occurring after the date of the filing of the Original 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10-K. The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment. Because no financial statements have been included in this Amendment, paragraph 3 of each of the certifications set forth in the Exhibits has been omitted.

ITEM 15.	Exhibits and Financial Statements Schedules

3.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act. *
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2022	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Chief Financial Officer
(Principal Financial and Accounting Officer)