Form 10-Q/A
period 2022-03-31
enVVeno Medical Corp
filed 2022-05-11
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes ☐ No ☒

As of April 28, 2022, there were 9,469,850 shares of common stock outstanding.

EXPLANATORY NOTE

enVVeno Medical Corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, filed with the Securities and Exchange Commission on April 29, 2022 (the “Original 10-Q”), for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-Q.

The Company is filing revised exhibits solely to include in the certifications set forth in the Exhibits the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed. The Amendment does not reflect events occurring after the date of the filing of the Original 10-Q or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10-Q. The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment. Because no financial statements have been included in this Amendment, paragraph 3 of each of the certifications set forth in the Exhibits has been omitted.

Item 6. Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

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