Form 10-Q
period 2022-06-30
enVVeno Medical Corp
filed 2022-08-03
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

As of August 1, 2022, there were 9,469,850 shares of common stock outstanding.

ENVVENO MEDICAL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2022	2021
(In thousands except par values, unless otherwise indicated)
Assets
Current Assets:
Cash and cash equivalents	$9,070	$54,728
Short-term investments	28,413	-
Accrued interest receivable	38	-
Prepaid expenses and other current assets	239	312
Total Current Assets	37,760	55,040
Property and equipment, net	606	618
Operating lease right-of-use assets, net	1,829	1,987
Long-term investments	9,706	-
Security deposits and other assets	31	54
Total Assets	$49,932	$57,699

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,034	$560
Accrued expenses and other current liabilities	479	729
Current portion of operating lease liabilities	303	291
Total Current Liabilities	1,816	1,580
Long-term operating lease liabilities	1,558	1,715
Total Liabilities	3,374	3,295

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000 shares authorized, 9,470 shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Additional paid-in capital	140,801	136,255
Accumulated deficit	(94,243)	(81,851)
Total Stockholders’ Equity	46,558	54,404
Total Liabilities and Stockholders’ Equity	$49,932	$57,699

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In thousands, except per share data)
Operating Expenses:
Selling, general and administrative expenses	3,913	1,296	7,696	2,472
Research and development expenses	3,073	1,090	4,625	2,722
Loss from Operations	(6,986)	(2,386)	(12,321)	(5,194)

Other (Income) Expense:
Interest (income) expense, net	(37)	(7)	(42)	(10)
Unrealized loss from investments	113	-	113	-
Other expense	-	(1)	-	(33)
Total Other (Income) Expense	76	(8)	71	(43)
Net Loss	$(7,062)	$(2,378)	$(12,392)	$(5,151)

Net Loss Per Basic and Diluted Common Share:	$(0.63)	$(0.28)	$(1.10)	$(0.72)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,229	8,512	11,229	7,160

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(In thousands, unless otherwise indicated)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	9,470	$-	$136,255	$(81,851)	$54,404
Shared-Based Compensation	-	-	2,243	-	2,243
Net loss	-	-	-	(5,330)	(5,330)
Balance at March 31, 2022	9,470	-	138,498	(87,181)	51,317
Shared-Based Compensation	-	-	2,238	-	2,238
Fair value of warrants issued			65		65
Net loss	-	-	-	(7,062)	(7,062)
Balance at June 30, 2022	9,470	$-	$140,801	$(94,243)	$46,558

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	2,542	$-	$72,421	$(65,323)	$7,098
Common stock issued in public offering	5,914	-	38,128	-	38,128
Common stock issued for exercise of warrants	52	-	240	-	240
Shared-Based Compensation	-	-	107	-	107
Fair Value of Warrants Issued	-	-	212	-	212
Net loss	-	-	-	(2,773)	(2,773)
Balance at March 31, 2021	8,508	-	111,108	(68,096)	43,012
Share-Based Compensation	-	-	203	-	203
Shares issued in satisfaction of trade payable	6	-	37	-	37
Net loss	-	-	-	(2,378)	(2,378)
Balance at June 30, 2021	8,514	$-	$111,348	$(70,474)	$40,874

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unless otherwise indicated)

(unaudited)

	For the Six Months Ended
	June,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(12,392)	$(5,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,481	331
Issuance of warrants for services	65	-
Depreciation and amortization	104	59
Amortization of right of use assets	158	152
Deposit applied to consulting services	23	-
Unrealized loss from investments	113	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	73	(125)
Accrued interest receivable	16	-
Security deposit and other assets	-	(5)
Accounts payable	474	(1,084)
Accrued expenses and other current liabilities	(250)	(533)
Operating lease liabilities	(145)	(157)
Total adjustments	5,112	(1,362)
Net Cash Used in Operating Activities	(7,280)	(6,513)

Cash Flows from Investing Activities
Purchase of property and equipment	(92)	(151)
Purchases of investments	(38,286)	-
Net Cash Used in Investing Activities	(38,378)	(151)

Cash Flows from Financing Activities
Proceeds from public offering of common stock and warrants, net	-	38,128
Proceeds from Warrant Exercises	-	240
Net Cash Provided by Financing Activities	-	38,368

Net (Decrease) Increase in Cash	(45,658)	31,704
Cash, cash equivalents - Beginning of period	54,728	9,335
Cash, cash equivalents - End of period	$9,070	$41,039

	For the Six Months Ended June 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash Received During the Period For:
Interest, net	$42	$5

Non-Cash Financing Activities
Fair value of common stock issued in satisfaction of trade payable	-	37
Fair value of warrants issued in satisfaction of trade payables and accrued expenses	$(65)	$(212)

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

Note 2 – Management’s Liquidity Plan

As of June 30, 2022, the Company had a cash balance of $9.1 million, investments of $38.1 million and working capital of $35.6 million. Although the Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, Management believes that our capital resources at June 30, 2022 are sufficient to meet our obligations as they become due within one year after the date of this Quarterly Report, and sustain operations.

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of June 30, 2022 and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Form 10-K filed with the SEC on March 28, 2022. The condensed balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements.

Investments

We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair values of these investments approximate their carrying values. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as long-term investments.

Debt investments are classified as trading securities and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in unrealized gains (losses) from investments. Fair value is calculated based on publicly available market information. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. We recognize interest income based on the stated coupon rate of the investments purchased.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 – Investments

The components of investments were as follows at June 30, 2022:

(In thousands)
	Cash Equivalents	Short-Term Investment	Long Term Investment
Fair Value Level 1
U.S. Government securities	$2,248	$28,413	$9,706
Total debt investments	$2,248	$28,413	$9,706

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence. There were no similar investments at December 31, 2021.

Note 5 – Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 at each institution. There were aggregate uninsured cash balances of $8.8 and $54.5 million as of June 30, 2022 and December 31, 2021, respectively.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Accrued Expenses and Other Current Liabilities

As of June 30, 2022, and December 31, 2021, accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2022	2021
Accrued compensation costs	$374	$525
Accrued professional fees	46	84
Accrued research and development	-	60
Other accrued expenses	59	60
Total accrued expenses and other current liabilities	$479	$729

Note 7 – Commitments and Contingencies

Litigations Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Robert Rankin Complaints

On July 9, 2020, the Company was served with a civil complaint filed in the Superior Court for the State of California, County of Orange by a former employee, Robert Rankin, who resigned his employment on or about March 30, 2020. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01146555-CU-WR-CJC and was filed on May 27, 2020. On September 3, 2020 the Company and its Chief Executive Officer were served with a second complaint filed in the Superior Court for the State of California, County of Orange by Mr. Rankin. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01157857 and was filed on August 31, 2020. The complaints assert several causes of action including a cause of action for failure to timely pay Mr. Rankin’s accrued and unused vacation and three months’ severance under his July 16, 2018 employment agreement, defamation, unlawful labor code violations, sex-based discrimination, and unfair competition, and seeks damages for lost wages, emotional and mental distress, consequential damages, punitive damages and attorney’s fees and costs. The Company has denied all claims in both matters (which have now been consolidated) and has filed a counterclaim asserting that Rankin has breached his employment agreement with the Company to the Company’s damage. The Company continues to believe it has meritorious defenses to both matters which are currently set for trial on October 24, 2022. As of the date of these financial statements, the amount of loss associated with these complaints, if any, cannot be reasonably estimated. Accordingly, no amounts related to these complaints are accrued as of June 30, 2022.

ENVVENO MEDICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 –Stockholders’ Equity

Stock Options

From time to time, the Company issues options for the purchase of its common stock to employees and others. During the six-months ended June 30, 2022, the Company granted options to employees for the purchase of thirty-thousand shares with a weighted average exercise price of $6.83 per share. The Company recognized $4.5 million and $0.3 million of share-based compensation related to stock options during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $10.6 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.7 years.

Note 9 – Net Loss per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of June 30, 2022 and 2021:

	June 30,
(In thousands)	2022	2021
Shares of common stock issuable upon exercise of warrants	4,578	4,402
Shares of common stock issuable upon exercise of options	3,445	386
Potentially dilutive common stock equivalents excluded from diluted net loss per share	8,023	4,788

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

VenoValve

The VenoValve is a porcine based valve developed at enVVeno Medical to be implanted in the deep venous system of the leg to treat severe CVI. By reducing reflux and lowering pressure (venous hypertension) within the deep venous system of the leg, the VenoValve has the potential to reduce or eliminate the symptoms of severe deep venous CVI, including the potential to heal recurring venous leg ulcers. The current version of the VenoValve is designed to be implanted into the femoral vein of the patient in an open surgical procedure via a 5-to-6-inch incision in the upper thigh.

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

In preparation for the VenoValve U.S. pivotal trial, on March 5, 2021, we submitted an investigational device exemption or IDE application with the FDA.

An IDE from the FDA is required before a medical device company can proceed with a pivotal trial for a class III medical device. On April 1, 2021, we received notification from the FDA that our IDE application was approved. We have named the U.S. pivotal trial for the VenoValve the SAVVE (Surgical Anti-reflux Veno Valve Endoprosthesis) study. It is a prospective, non-blinded, single arm, multi-center study of seventy-five (75) CVI patients to be enrolled at up to twenty (20) U.S. sites.

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

The resurgence of COVID and the Omicron variant had both direct and indirect consequences on our clinical trial. Several of our clinical sites put elective surgeries on hold and prohibited potential study subjects from coming to the hospital for screening. Further, as reported in the media, COVID resurgences put an enormous strain on all hospital resources including clinical staffs. In addition to caring for the influx of COVID patients, hospitals become short staffed due to their own employees’ COVID sicknesses, resulting in clinical staff being reassigned to cover the shortfall. This lack of available clinical personnel continues to slow enrollment at our clinical sites.

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

In February of 2021, we raised $41.4 million of capital in a public offering of our common stock. In September of 2021, we raised $20 million dollars of capital in a registered direct offering priced at the market under Nasdaq rules and purchased by a fund managed by Perceptive Advisors, a leading life sciences investment firm. We finished 2021 with approximately $55 million of cash and had approximately $9.1 million of cash and $38.1 million of investments at June 30, 2022. At our existing cash burn rate of approximately $4 million per quarter, we should have sufficient cash to fund operations through the end of 2024 and into 2025. With primary endpoints following full enrollment in the SAVVE pivotal trial of thirty (30) days for safety, and six (6) months for effectiveness, we expect to have primary endpoint data well in advance of the need to raise additional capital.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

Overview

We reported net losses of $7.1 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively, representing an increase in net loss of $4.7 million, or 197%, resulting from an increase in operating expenses and other expenses.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our lead product candidate.

Selling, General and Administrative Expenses

For the three months ended June 30, 2022, selling, general and administrative expenses increased by $2.6 million or 202%, to $3.9 million from $1.3 million for the three months ended June 30, 2021. Of this increase, $2.1 million was due to share based compensation from grants made during 2021, which increased share-based compensation cost to $2.3 million in 2022 from $0.2 million in 2021.

The remaining $0.5 million increase reflects $0.2 million from consulting for reimbursement codes for the Company’s product once commercially approved, $0.1 million from higher Delaware franchise taxes in 2022 which increased due to changes in our capital structure, $0.1 million from higher information technology and other office expense to support increases in staff, and $0.1 million in compensation due to increased staff.

Research and Development Expenses

For the three months ended June 30, 2022, research and development expenses increased by $2.0 million or 182%, to $3.1 million from $1.1 million for the three months ended June 30, 2021. This increase primarily resulted from $1.4 million in costs related the SAVVE study, $0.4 million in lab costs to support the SAVVE study and VenoValve continued development, $0.1 million increase in personnel costs due to additional staff, and $0.1 million in travel costs mainly to support the SAVVE study.

Other (Income) Expense

For the three months ended June 30, 2022 other (income) expense increased $0.1 million from nil for the three months ended June 30, 2021. This change is primarily related to unrealized loss from investments which reflects changes in market value of the US Treasuries purchased by the Company. We expect the market value of these investments to fluctuate somewhat during their term, however all these Treasuries were purchased to provide a positive yield over their term.

Comparison of the six months ended June 30, 2022 and 2021

Overview

We reported net losses of $12.4 million and $5.2 million for the six months ended June 30, 2022 and 2021, respectively, representing an increase in net loss of $7.2 million or 141%, due to an increase in operating expenses of $7.1 million and an increase in other income and expense of $0.1 million.

Selling, General and Administrative Expenses

For the six months ended June 30, 2022, selling, general and administrative expenses increased $5.2 million or 211%, to $7.7 million from $2.5 million for the six months ended June 30, 2021. Of this increase, $4.2 million was due to share based compensation from grants made during 2021, which increased share-based compensation cost to $4.5 million in 2022 from $0.3 million in 2021.

The remaining $1.0 million increase in expenses is attributable to $0.3 million of consulting costs for reimbursement codes for the Company’s product to be used once the product is commercially approved, if ever, $0.2 million from higher legal costs mainly related to intellectual property, $0.2 million from higher Delaware franchise taxes in 2022 which increased due to changes in our capital structure, $0.2 million from higher information technology and other office expense to support increases in staff and $0.1 million from higher insurance costs related to increased coverages for cyber risks and higher a D&O insurance premium.

Research and Development Expenses

For the six months ended June 30, 2022, research and development expenses increased by $1.9 million or 70%, to $4.6 million from $2.7 million for the six months ended June 30, 2021.

This increase primarily resulted from $1.5 million in costs related the SAVVE study, $0.1 million in lab costs to support the SAVVE study and VenoValve continued development, $0.1 million increase in personnel costs due to additional staff, $0.1 million in travel costs to support the SAVVE study, and $0.1 million in costs for the preparing regulatory submissions related to SAVVE.

Other (Income) Expense

For the six months ended June 30, 2022 other (income) expense increased $0.1 million from nil for the six months ended June 30, 2021. This change is primarily related to unrealized loss from investments which reflects changes in market value of the US Treasuries purchased by the Company. We expect the market value of these investments to fluctuate somewhat during their term, however all these Treasuries were purchased to provide a positive yield over their term.

Liquidity and Capital Resources

For the six-months ended June 30, 2022, the Company incurred losses from operations of $12.4 million and used $7.3 million cash in operating activities. The net cash used in operating activities during the 2022 period increased by $0.8 from $6.5 million for the six-months ended June 30, 2021.

The losses and the uses of cash are primarily due to the Company’s administrative and product research and development activities. Administrative functions relate to costs to support the Company’s public reporting and investor relations activities as well as internal administrative functions. Research and development activities are for continued product development and clinical trials for the VenoValve, currently primarily the SAVVE study. The Company will continue to incur these costs to complete its clinical trials, enhance products, develop new products, and operate as a public company. Although we have discretion in how we use the Company’s cash resources, we expect to continue these activities for the foreseeable future as we seek to obtain regulatory approval for our lead product candidate. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our lead product candidate.

Our cash flows from investing activity have historically consisted of purchases of property and equipment for our lab and offices. However, during the period ending June 30, 2022, we commenced a program to invest excess cash in US Treasury bills. In the six months ended June 30, 2022, we purchased $38.3 million of these investments and expect to continue investing as the treasury bills mature and as allowed by the cash requirements of our operations. Also, during the six months ending June 30, 2022, we purchased $0.1 million of property and equipment consisting primarily of lab and test equipment.

We do not currently have material commitments for capital expenditures or other expenditures with the exception of our facility lease commitment of $0.4 million per year. However, we expect a modest increase in purchases of property and equipment as we continue SAVVE and plan for commercialization of the VenoValve.

The Company has historically funded its operations through financing activities such as the capital raises completed in 2021. During 2021, the Company raised an aggregate of $57.4 million in net proceeds in private and public placements of its securities. Our cash balance as of June 30, 2022, is $9.1 million. In addition, we have $38.1 million in investments, for total cash and investments of $47.2 million.

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

Based upon our cash and working capital as of June 30, 2022, we have sufficient capital resources to meet our obligations as they become due for at least one year after the date of this Report and sustain operations.

As of August 1, 2022, our cash balance was $5.5 million and our investment balance was $40.7 million.

The COVID-19 pandemic continues to disrupt the global economy and has negatively impacted large populations including people and businesses that may be directly or indirectly involved with the operation of our Company and the manufacturing, development, and testing of our product candidates. COVID with its variants continues to have both direct and indirect consequences on our clinical trial. Several of our clinical sites put elective surgeries on hold and prohibited potential study subjects from coming to the hospital for screening. Further COVID resurgences put an enormous strain on all hospital resources including clinical staffs. The lack of available clinical personnel both slows enrollment and impacts the speed at which we can activate clinical sites.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2022, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2022, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 9, 2020, the Company was served with a civil complaint filed in the Superior Court for the State of California, County of Orange by a former employee, Robert Rankin, who resigned his employment on or about March 30, 2020. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01146555-CU-WR-CJC and was filed on May 27, 2020. The complaint asserts several causes of action, including a cause of action for failure to timely pay Mr. Rankin’s accrued and unused vacation and three months’ severance under his July 16, 2018 employment agreement with the Company. Mr. Rankin alleges that he was forced to resign, however, we believe that he did not give the Company notice or an opportunity to cure the allegations. The complaint seeks, inter alia, back pay, unpaid wages, compensatory damages, punitive damages, attorneys’ fees, and costs. On September 3, 2020 the Company and its Chief Executive Officer were served with a second complaint filed in the Superior Court for the State of California, County of Orange by Mr. Rankin. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01157857 and was filed on August 31, 2020. The complaint asserts several causes of action, including defamation, unlawful labor code violations, sex-based discrimination, unfair competition, and seeks damages for lost wages, emotional and mental distress, consequential damages, punitive damages and attorney’s fees and costs. Mr. Rankin resigned as the Company’s Chief Financial Officer, Secretary and Treasurer on March 30, 2020. The Company has denied all claims in both matters (which have now been consolidated) and has filed a counterclaim asserting that Rankin has breached his employment agreement with the Company to the Company’s damage. The Company continues to believe it has meritorious defenses to both matters, which are currently set for trial October 24, 2022.

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

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2022	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Chief Financial Officer
(Principal Financing and Accounting Officer)

