Form 10-Q
period 2022-09-30
enVVeno Medical Corp
filed 2022-10-27
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

As of October 27, 2022, there were 9,471,932 shares of common stock outstanding.

ENVVENO MEDICAL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
(In thousands except par values, unless otherwise indicated)
Assets
Current Assets:
Cash and cash equivalents	$2,895	$54,728
Short-term investments	37,432	-
Prepaid expenses and other current assets	381	312
Total Current Assets	40,708	55,040
Property and equipment, net	566	618
Operating lease right-of-use assets, net	1,750	1,987
Long-term investments	2,398	-
Security deposits and other assets	34	54
Total Assets	$45,456	$57,699

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$501	$560
Accrued expenses and other current liabilities	495	729
Current portion of operating lease liabilities	308	291
Total Current Liabilities	1,304	1,580
Long-term operating lease liabilities	1,481	1,715
Total Liabilities	2,785	3,295

Commitments and Contingencies	-	-
Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000 shares authorized, 9,472 and 9,470 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Additional paid-in capital	143,011	136,255
Accumulated deficit	(100,340)	(81,851)
Total Stockholders’ Equity	42,671	54,404
Total Liabilities and Stockholders’ Equity	$45,456	$57,699

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In thousands, except per share data)
Operating Expenses:
Selling, general and administrative expenses	3,659	1,482	11,355	3,954
Research and development expenses	2,492	1,225	7,117	3,946
Loss from Operations	(6,151)	(2,707)	(18,472)	(7,900)

Other (Income) Expense:
Gain on extinguishment of note payable	-	(313)	-	(313)
Interest income, net	(75)	(5)	(117)	(14)
Unrealized loss from investments	21	-	134	-
Other expense	-	-	-	(33)
Total Other (Income) Expense	(54)	(318)	17	(360)
Net Loss	$(6,097)	$(2,389)	$(18,489)	$(7,540)

Net Loss Per Basic and Diluted Common Share:	$(0.54)	$(0.26)	$(1.65)	$(0.96)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,229	9,180	11,229	7,840

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, unless otherwise indicated)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	9,470	$-	$136,255	$(81,851)	$54,404
Shared-Based Compensation	-	-	2,243	-	2,243
Net loss	-	-	-	(5,330)	(5,330)
Balance at March 31, 2022	9,470	$-	$138,498	$(87,181)	$51,317
Shared-Based Compensation	-	-	2,303	-	2,303
Net loss	-	-	-	(7,062)	(7,062)
Balance at June 30, 2022	9,470	-	140,801	(94,243)	46,558
Share-Based Compensation	2	-	2,210	-	2,210
Net loss	-	-	-	(6,097)	(6,097)
Balance at September 30, 2022	9,472	-	143,011	(100,340)	42,671

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	2,542	$-	$72,421	$(65,323)	$7,098
Common stock issued in public offering	5,914	-	38,128	-	38,128
Common stock issued for exercise of warrants	52	-	240	-	240
Shared-Based Compensation	-	-	107	-	107
Fair Value of Warrants Issued	-	-	212	-	212
Net loss	-	-	-	(2,773)	(2,773)
Balance at March 31, 2021	8,508	$-	$111,108	$(68,096)	$43,012
Shared-Based Compensation	-	-	203	-	203
Shares issued in satisfaction of trade payable	6	-	37	-	37
Net loss	-	-	-	(2,378)	(2,378)
Balance at June 30, 2021	8,514	-	111,348	(70,474)	40,874
Common stock issued in at the market transactions	171	-	971	-	971
Common stock issued in registered direct offering	781	-	18,274		18,274
Shared-Based Compensation	-	-	325	-	325
Net loss	-	-	-	(2,389)	(2,389)
Balance at September 30, 2021	9,466	-	130,918	(72,863)	58,055

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unless otherwise indicated)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(18,489)	$(7,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	6,756	656
Depreciation and amortization	158	103
Amortization of right-of-use assets	237	228
Gain on extinguishment of note payable	-	(313)
Unrealized loss from investments, net	134	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(69)	(35)
Security deposit and other assets	20	(25)
Accounts payable	(59)	(998)
Accrued expenses and other current liabilities	(234)	(587)
Operating lease liabilities	(217)	(235)
Total adjustments	6,726	(1,206)
Net Cash Used in Operating Activities	(11,763)	(8,746)

Cash Flows from Investing Activities
Purchase of property and equipment	(106)	(303)
Purchases of investments	(42,214)	-
Maturities of investments	2,250	-
Net Cash Used in Investing Activities	(40,070)	(303)

Cash Flows from Financing Activities
Proceeds from shares issued under ATM, net	-	970
Proceeds from registered direct offering, net	-	18,273
Proceeds from public offering, net	-	38,128
Proceeds from Warrant Exercises	-	240
Net Cash Provided by Financing Activities	-	57,611

Net (Decrease) Increase in Cash, Cash Equivalents	(51,833)	48,562
Cash, cash equivalents - Beginning of period	54,728	9,334
Cash, cash equivalents - End of period	$2,895	$57,896

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(In thousands, unless otherwise indicated)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash Received During the Period For:
Interest, net	$67	$14

Non-Cash Financing Activities:
Fair value of common stock issued in satisfaction of trade payable	$-	$38
Fair value of warrants issued in satisfaction of trade payables and accrued expenses	$130	$212

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Business Organization and Nature of Operations

enVVeno Medical Corporation is a late clinical-stage med-tech company focused on the advancement of innovative bioprosthetic (tissue-based) solutions to improve the standard of care for the treatment of venous disease. The Company’s lead product, the VenoValve®, is a first-in-class surgical replacement venous valve being developed for the treatment of deep venous Chronic Venous Insufficiency (CVI). The Company is also developing a non-surgical, transcatheter based replacement venous valve for the treatment of deep venous CVI called enVVe™. CVI occurs when valves inside of the veins of the leg become damaged, resulting in the backwards flow of blood (reflux), blood pooling in the lower leg, increased pressure in the veins of the leg (venous hypertension) and in severe cases, venous ulcers that are difficult to heal and become chronic. Both the VenoValve and enVVe are designed to act as one-way valves, to help assist in propelling blood up the leg, and back to the heart and lungs. The VenoValve is currently being evaluated in the SAVVE U.S. pivotal study and the company is currently waiting for regulatory approval to begin the TAVVE first-in-human trial for enVVe. Our team of officers and directors has been affiliated with numerous medical devices that have received FDA approval or CE marking and that have been commercially successful. We develop and manufacture our products in a 14,507 sq. ft. leased manufacturing facility in Irvine, California, which has been ISO 13485-2016 certified for the design, development and manufacturing of tissue based implantable medical devices.

Note 2 – Management’s Liquidity Plan

As of September 30, 2022, the Company had a cash balance of $2.9 million, investments of $39.8 million and working capital of $39.4 million. Although the Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, Management believes that our capital resources at September 30, 2022 are sufficient to meet our obligations as they become due within one year after the date of this Quarterly Report, and sustain operations.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of September 30, 2022 and December 31, 2021, and for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Form 10-K filed with the SEC on March 28, 2022. The condensed balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements.

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

Note 4 – Investments

The components of investments were as follows at September 30, 2022:

(In thousands)

	Cash Equivalents	Short-Term Investment	Long Term Investment
Fair Value Level 1
U.S. Government securities	$2,126	$37,432	$2,398
Total debt investments	$2,126	$37,432	$2,398

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence. There were no similar investments at December 31, 2021.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 at each institution. There were aggregate uninsured cash balances of $2.6 million and $54.5 million as of September 30, 2022 and December 31, 2021, respectively.

Note 6 – Accrued Expenses and Other Current Liabilities

As of September 30, 2022, and December 31, 2021, accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
(In thousands)	2022	2021
Accrued compensation costs	$394	$525
Accrued professional fees	40	84
Accrued research and development	-	60
Other accrued expenses	61	60
Accrued expenses	$495	$729

Note 7 – Commitments and Contingencies

Litigations Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Robert Rankin Complaints

On July 9, 2020, the Company was served with a civil complaint filed in the Superior Court for the State of California, County of Orange by a former employee, Robert Rankin, who resigned his employment on or about March 30, 2020. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01146555-CU-WR-CJC and was filed on May 27, 2020. On September 3, 2020 the Company and its Chief Executive Officer were served with a second complaint filed in the Superior Court for the State of California, County of Orange by Mr. Rankin. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01157857 and was filed on August 31, 2020. The complaints assert several causes of action including a cause of action for failure to timely pay Mr. Rankin’s accrued and unused vacation and three months’ severance under his July 16, 2018 employment agreement, defamation, unlawful labor code violations, sex-based discrimination, and unfair competition, and seeks damages for lost wages, emotional and mental distress, consequential damages, punitive damages and attorney’s fees and costs. The Company has denied all claims in both matters (which have now been consolidated) and has filed a counterclaim asserting that Rankin has breached his employment agreement with the Company to the Company’s damage. The Company continues to believe it has meritorious defenses to both matters which are currently set for trial on June 12, 2023.

As of the date of these financial statements, the amount of loss associated with these complaints, if any, cannot be reasonably estimated.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8 –Stockholders’ Equity

Stock Options

From time to time, the Company issues options for the purchase of its common stock to employees and others. During the nine-months ended September 30, 2022, the Company granted options to employees for the purchase off forty-three thousand shares with a weighted average exercise price of $6.76 per share.

The Company recognized $6.6 million and $0.7 million of share-based compensation related to stock options during the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, there was $8.6 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.6 years.

Note 9 – Net Loss per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of September 30, 2022 and 2021:

	September 30,
(In thousands)	2022	2021
Shares of common stock issuable upon exercise of warrants	4,570	4,554
Shares of common stock issuable upon exercise of options	3,438	485
Potentially dilutive common stock equivalents excluded from diluted net loss per share	8,008	5,039

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

Unless the context requires otherwise, references in this document to “NVNO”, “we”, “our”, “us” or the “Company” are to EnVVeno Medical Corporation

Overview

enVVeno Medical Corporation is a late clinical-stage med-tech company focused on the advancement of innovative bioprosthetic (tissue-based) solutions to improve the standard of care for the treatment of venous disease. The Company’s lead product, the VenoValve®, is a first-in-class surgical replacement venous valve being developed for the treatment of deep venous Chronic Venous Insufficiency (CVI). The Company is also developing a non-surgical, transcatheter based replacement venous valve for the treatment of deep venous CVI called enVVe™. CVI occurs when valves inside of the veins of the leg become damaged, resulting in the backwards flow of blood (reflux), blood pooling in the lower leg, increased pressure in the veins of the leg (venous hypertension) and in severe cases, venous ulcers that are difficult to heal and become chronic. Both the VenoValve and enVVe are designed to act as one-way valves, to help assist in propelling blood up the leg, and back to the heart and lungs. The VenoValve is currently being evaluated in the SAVVE U.S. pivotal study and the company is currently waiting for regulatory approval to begin the TAVVE first-in-human trial for enVVe. Our team of officers and directors has been affiliated with numerous medical devices that have received FDA approval or CE marking and that have been commercially successful. We develop and manufacture our products in a 14,507 sq. ft. leased manufacturing facility in Irvine, California, which has been ISO 13485-2016 certified for the design, development and manufacturing of tissue based implantable medical devices.

VenoValve

The VenoValve is a porcine based replacement venous valve developed at enVVeno Medical to be implanted in the deep venous system of the leg to treat severe CVI. By reducing reflux and lowering pressure (venous hypertension) within the deep venous system of the leg, the VenoValve has the potential to reduce or eliminate the symptoms of severe deep venous CVI, including the potential to heal recurring venous leg ulcers. The VenoValve is implanted into the femoral vein of the patient in an open surgical procedure via a 5-to-6-inch incision in the upper thigh.

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

We estimate that there are approximately 2.4 million people in the U.S. who would be candidates for the VenoValve.

VenoValve Clinical Status

After consultation with the FDA, and as a precursor to the U.S. pivotal trial, we conducted a small first-in-human study for the VenoValve in Colombia which included eleven (11) patients. Endpoints for the VenoValve first-in-human study included safety (device related adverse events), reflux, measured by doppler, an rVCCS score, which is used by the clinician to measure disease regression and progression, a VAS score used by the patient to measure pain, and a quality of life measurement.

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

An IDE from the FDA is required before a medical device company can proceed with a pivotal trial for a class III medical device. On April 1, 2021, we received notification from the FDA that our IDE application for the VenoValve U.S. pivotal trial was approved. We have named the U.S. pivotal trial for the VenoValve the SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) study. It is a prospective, non-blinded, single arm, multi-center study of seventy-five (75) CVI patients to be enrolled at up to twenty (20) U.S. sites.

No product modifications for the VenoValve were necessary following the first-in-human study and the SAVVE trial is evaluating the same device that was used in the first-in-human study. Endpoints for the SAVVE trial mirror those endpoints used for the first-in-human study. The primary safety endpoint for the pivotal trial is a material adverse safety event (mortality, deep wound infection, major bleeding, ipsilateral deep vein thrombosis, pulmonary embolism) in no more than twenty six percent (26%) of the patients at one (1) month post implantation, and the primary effectiveness endpoint for the pivotal trial is improvement in reflux of at least thirty percent (30%), measured at six (6) months post VenoValve implantation in at least fifty five percent (55%) of the patients. In the first-in-human study there were no reported material adverse safety events at one (1) month post implantation, and reflux improved an average of fifty six percent (56%) at six (6) months post implantation. At least a thirty percent (30%) improvement in reflux occurred in ninety percent (90%) of the patients. rVCSS scoring to measure disease manifestations, VAS scores to measure pain, and quality of life measurements will also be monitored in the study.

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

At the end of the VenoValve first-in-human study, eight (8) study participants agreed to additional monitoring. In August of 2021, longer-term two (2) year follow-up data was presented at the Society of Vascular Surgery Conference in San Diego, for the cohort of eight (8) patients. That data indicated no recurrences of the severe CVI that was present pre-VenoValve, including no ulcer recurrences for those patients whose venous ulcers had healed following VenoValve surgery. There were no reported safety issues from the end of one (1) year first-in-human study to the end of the two (2) year reporting period. In addition, the patients continued to improve, reporting 63%, 60%, and 93%, average improvements in reflux, VCSS, and VAS scores, respectively, at an average of two (2) years post VenoValve surgery compared to pre-VenoValve levels.

In October of 2021, we announced that the first patient in the SAVVE pivotal trial underwent successful VenoValve implantation surgery and had been discharged from the hospital. During April 2022 our twentieth site in the SAVVE study became active and is eligible to enroll patients.

COVID continues to have indirect consequences on the SAVVE clinical trial. As reported in the media, the effects of COVID COVID have resulted in an exodus of health care providers leaving the profession. These staffing issues continue to put an enormous strain on all hospital resources including clinical staffs. This lack of available clinical personnel continues to slow enrollment at our clinical sites.

COVID also impacts our patient population. Patients with COVID or who are unwilling to get vaccinated, are currently excluded from our study. In addition, concerns about getting COVID impact the patients’ willingness to undergo an elective surgical procedure with a one-night hospital stay. Our goal continues to be to fully enroll the SAVVE pivotal trial by the end of the first quarter of 2023. We continue to monitor patient enrollment and will change our enrollment guidance for SAVVE, if necessary, when we have sufficient information to do so.

enVVe

On September 21, 2022, we announced the development of a non-surgical transcatheter based replacement venous valve called enVVe™, for the treatment of CVI of the deep veins of the leg. Preliminary bench testing and animal testing for enVVe have already been successfully completed and the Company has filed an application seeking approval to begin first-in-human (FIH) testing in Columbia, which we expect to receive by the end of 2022.

The enVVe first-in-human trial, which will take place in Colombia, will be known as the Transcatheter Anti-reflux, Venous Valve Endoprosthesis (TAVVE) FIH study. The initial phase of the TAVVE-FIH study will seek to enroll 3 to 5 patients across multiple sites. Several parameters will be evaluated over the course of the study including safety and technical success of the enVVe venous valve delivery system, and the safety and clinical performance of the enVVe venous valve.

enVVe is delivered into the femoral vein of the patient via a minimally invasive procedure requiring no general anesthesia and no overnight hospital stay. Due to the minimally invasive nature of the procedure, we estimate the U.S. market for enVVe to be approximately 3.5 million patients.

Capital

In February of 2021, we raised $41.4 million of capital in a public offering of our common stock. In September of 2021, we raised $20 million dollars of capital in a registered direct offering priced at the market under Nasdaq rules and purchased by a fund managed by Perceptive Advisors, a leading life sciences investment firm. We finished 2021 with approximately $55 million of cash and had approximately $2.9 million of cash and $39.8 million of investments at September 30, 2022. At our existing cash burn rate of approximately $4 million per quarter, we should have sufficient cash to fund operations through the end of 2024 and into 2025.

Comparison of the three months ended September 30, 2022 and 2021

Overview

We reported net losses of $6.1 million and $2.4 million for the three months ended September 30, 2022 and 2021, respectively, representing an increase in net loss of $3.7 million or 154%, due to an increase in operating expenses of $3.4 million, and a net decrease in other income and expense of $0.3 million.

Revenues

As a developmental stage Company, we are not currently generating revenue and our future revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates.

Selling, General and Administrative Expenses

For the three months ended September 30, 2022, selling, general and administrative expenses increased by $2.1 million or 140%, to $3.6 million from $1.5 million for the three months ended September 30, 2021. Of this increase, $1.9 million was due to share-based compensation from grants made during 2021, which increased share-based compensation cost to $2.2 million in 2022 from $0.3 million in 2021. The remaining $0.2 million increase reflects higher legal expenses related to building the Company’s patent portfolio.

Research and Development Expenses

For the three months ended September 30, 2022, research and development expenses increased by $1.3 million or 108%, to $2.5 million from $1.2 million for the three months ended September 30, 2021. This increase primarily resulted from $0.8 million in costs related the SAVVE study, $0.3 million in lab costs to support the SAVVE study and VenoValve continued development, and $0.2 million increase in personnel costs due to additional staff.

Gain on Extinguishment of Note Payable

For the quarter ended September 30, 2021 the Company recorded a one-time $0.3 million gain on extinguishment of note payable due to the forgiveness of the loan it had obtained under the PPP program authorized by the CARES act.

Comparison of the nine months ended September 30, 2022 and 2021

Overview

We reported net losses of $18.5 million and $7.5 million for the nine months ended September 30, 2022 and 2021, respectively, representing an increase in net loss of $11.0 million, or 147%, due to an increase in operating expenses of $10.6 million, and a decrease in other income and expense of $0.4 million.

Revenues

As a developmental stage Company, we are not currently generating revenue and our future revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2022, selling, general and administrative expenses increased $7.3 million or 183%, to $11.3 million from $4.0 million for the nine months ended September 30, 2021. Of this increase, $6.1 million was due to share-based compensation from grants made during 2021, which increased share-based compensation cost to $6.7 million in 2022 from $0.6 million in 2021.

The remaining $1.2 million increase in expenses is attributable to $0.4 million from higher legal costs mainly related to building the Company’s patent portfolio, $0.3 million of consulting costs for reimbursement codes for the Company’s product to be used once the product is commercially approved, if ever, $0.3 million from higher information technology and other office expense to support increases in staff, $0.1 million from higher compensation cost, and $0.1 million from higher insurance costs related to increased coverages for cyber risks and higher D&O insurance premiums.

Research and Development Expenses

For the nine months ended September 30, 2022, research and development expenses increased by $3.1 million or 78%, to $7.1 million from $4.0 million for the nine months ended September 30, 2021.

This increase primarily resulted from $2.8 million in costs related the SAVVE study, $0.2 million in lab costs to support the SAVVE study and VenoValve continued development, and $0.1 million in travel costs to support the SAVVE study.

Gain on Extinguishment of Note Payable

For the nine months ended September 30, 2021 the Company recorded a $0.3 million gain on extinguishment of note payable due to the forgiveness of the loan it had obtained under the PPP program authorized by the CARES act.

Liquidity and Capital Resources

For the nine-months ended September 30, 2022, the Company incurred losses from operations of $18.5 million and used $11.7 million cash in operating activities. The net cash used in operating activities during the 2022 period increased by $3.0 from $8.7 million for the nine-months ended September 30, 2021.

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

Our cash flows from investing activity have historically consisted of purchases of property and equipment for our lab and offices. However, during the period ending September 30, 2022, we commenced a program to invest excess cash in US Treasury bills. In the nine months ended September 30, 2022, we purchased $42.2 million of these investments and expect to continue investing as the treasury bills mature and as allowed by the cash requirements of our operations. Also, during the nine months ending September 30, 2022, we purchased $0.1 million of property and equipment consisting primarily of lab and test equipment.

We do not currently have material commitments for capital expenditures or other expenditures with the exception of our facility lease commitment of $0.4 million per year. However, we expect a modest increase in purchases of property and equipment as we continue SAVVE and plan for commercialization of the VenoValve.

The Company has historically funded its operations through financing activities such as the capital raises completed in 2021. During 2021, the Company raised an aggregate of $57.4 million in net proceeds in private and public placements of its securities. Our cash balance as of September 30, 2022, is $2.9 million. In addition, we have $39.8 million in investments, for total cash and investments of $42.7 million.

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

Based upon our cash and working capital as of September 30, 2022, we have sufficient capital resources to meet our obligations as they become due for at least one year after the date of this Report and sustain operations.

As of October 25, 2022, our cash balance was $2.0 million and our investment balance was $39.9 million.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2022, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2022, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 9, 2020, the Company was served with a civil complaint filed in the Superior Court for the State of California, County of Orange by a former employee, Robert Rankin, who resigned his employment on or about March 30, 2020. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01146555-CU-WR-CJC and was filed on May 27, 2020. The complaint asserts several causes of action, including a cause of action for failure to timely pay Mr. Rankin’s accrued and unused vacation and three months’ severance under his July 16, 2018 employment agreement with the Company. Mr. Rankin alleges that he was forced to resign, however, we believe that he did not give the Company notice or an opportunity to cure the allegations. The complaint seeks, inter alia, back pay, unpaid wages, compensatory damages, punitive damages, attorneys’ fees, and costs. On September 3, 2020 the Company and its Chief Executive Officer were served with a second complaint filed in the Superior Court for the State of California, County of Orange by Mr. Rankin. The case is entitled Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01157857 and was filed on August 31, 2020. The complaint asserts several causes of action, including defamation, unlawful labor code violations, sex-based discrimination, unfair competition, and seeks damages for lost wages, emotional and mental distress, consequential damages, punitive damages and attorney’s fees and costs. Mr. Rankin resigned as the Company’s Chief Financial Officer, Secretary and Treasurer on March 30, 2020. The Company has denied all claims in both matters (which have now been consolidated) and has filed a counterclaim asserting that Rankin has breached his employment agreement with the Company to the Company’s damage. The Company continues to believe it has meritorious defenses to both matters, which are currently set for trial June 12, 2023.

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

Date: October 27, 2022	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Chief Financial Officer
(Principal Financing and Accounting Officer)

