Form 10-K
period 2022-12-31
enVVeno Medical Corp
filed 2023-03-02
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business date of the registrant’s most recently completed second fiscal quarter), based on the last sale price of the registrant’s common stock on such date was $35.8 million.

As of February 27, 2023, there were 9,472,000 shares of common stock outstanding.

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

We use our registered trademarks and trade names, such as VenoValve® ™ in this Annual Report on Form 10-K. Solely for convenience, trademarks and trade names referred to in this Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

ITEM 1.	Business

Overview

enVVeno Medical Corporation is a late stage clinical med-tech company focused on the advancement of innovative bioprosthetic (tissue-based) solutions to improve the standard of care for the treatment of venous disease. Chronic Venous Disease (CVD) is the world’s most prevalent chronic disease, impacting approximately 71% of the adult population of the U.S. Chronic Venous Insufficiency (CVI), is a large subset of CVD, which most often occurs when valves inside of the veins of the leg become damaged, resulting in the backwards flow of blood (reflux), blood pooling in the lower leg, increased pressure in the veins of the leg (venous hypertension) and in severe cases, venous ulcers that are difficult to heal. The Company is developing surgical and non-surgical replacement venous valves for patients suffering from severe CVI of the deep venous system of the leg.

The Company’s lead product is the VenoValve®, which is a first-in-class surgical replacement venous valve that is currently being evaluated in a U.S. pivotal study. The Company is also developing a second product called enVVe™, which is a first-in-class, non-surgical, transcatheter based replacement venous valve. The Company is currently waiting for regulatory approval to begin a first-in-human study for enVVe. Both the VenoValve and enVVe are designed to act as one-way valves, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs.

The VenoValve and enVVe are being developed first for approval by the U.S. Food and Drug Administration (FDA). We expect the VenoValve to be eligible for FDA approval first, followed two to three years later by enVVe. Once approved, we expect the VenoValve and enVVe to co-exist, with the VenoValve as a surgical replacement venous valve option and enVVe as a non-surgical replacement venous valve option. There are currently no devices approved as surgical or non-surgical replacement venous valves, and there are no effective treatments for deep venous CVI caused by incompetent valves.

Our team of officers and directors has been affiliated with numerous medical devices that have received FDA approval or CE marking and that have been commercially successful. We develop and manufacture our products in a 14,507 sq. ft. leased manufacturing facility in Irvine, California, which has been ISO 13485-2020 certified for the design, development and manufacturing of tissue based implantable medical devices.

CVI Background

Chronic venous disease (“CVD”) is the world’s most prevalent chronic disease. CVD is generally classified using a standardized system known as CEAP (clinical, etiological, anatomical, and pathophysiological). The CEAP system consists of seven clinical classifications (C0 to C6) with C4, C5 and C6 being the most severe categories of CVD.

Chronic Venous Insufficiency (“CVI”) is a large subset of CVD and is generally used to describe patients with C4 to C6 CVD. CVI is a debilitating condition that affects the venous system of the leg causing pain, swelling, edema, skin changes, and ulcerations.

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

Severe CVI sufferers experience a significantly reduced quality of life. Daily activities such as preparing meals, housework, and personal hygiene (washing and bathing) become difficult due to reduced mobility. For many severe CVI sufferers, intense pain, which frequently occurs at night, prevents patients from getting adequate sleep. Severe CVI sufferers are known to miss approximately 40% more workdays than the average worker. A high percentage of venous ulcer patients also experience severe itching, leg swelling, and an odorous discharge. Wound dressing changes, which occur several times a week, can be extremely painful. Venous ulcers from deep venous CVI are very difficult to heal, and a significant percentage of venous ulcers remain unhealed for more than a year. Even if healed, recurrence rates for venous ulcers are known to be high (20% to 40%) within the first year and as high as 60% after five years. Patients with severe CVI often become housebound and experience social isolation due to difficulty with ambulation. As a result, studies have shown that patients with active venous ulcers experience higher rates of anxiety and depression, with reported rates of anxiety of up to 30% and depression up to 40%. Rates of depression caused by venous ulcers among the elderly are even higher, with 48% of elderly venous ulcer patients having severe depressive symptoms.

Prevalence is generally defined as the portion of the population that has a given condition. Estimates indicate that the prevalence of people in the U.S. with severe, deep venous CVI (C4 to C6 disease) with reflux to be approximately 20 million. Incidence is generally defined as the number of new cases of an ailment that develop in a given time period. We estimate that approximately 3.5 million new patients with severe deep venous CVI are diagnosed each year in the U.S. including patients that develop venous leg ulcers (C6 patients). The average patient seeking treatment of a venous ulcer spends as much as $30,000 a year on wound care, and the total direct medical costs from venous ulcer sufferers in the U.S. has been estimated to exceed $3 billion a year.

VenoValve

The VenoValve is a porcine based replacement venous valve developed at enVVeno Medical to be surgically implanted in the deep venous system of the leg to treat severe CVI. By reducing reflux and lowering pressure (venous hypertension) within the deep venous system of the leg, the VenoValve has the potential to reduce or eliminate the symptoms of severe deep venous CVI, including the potential to heal recurring venous leg ulcers. The VenoValve is implanted into the femoral vein of the patient in an open surgical procedure via a 5-to-6-inch incision in the upper thigh. As our planned initial entrant to the replacement venous valve market, we estimate that approximately 2.5 million people with severe deep venous CVI in the U.S. would be candidates for the VenoValve.

VenoValve Clinical Status

After consultation with the FDA, and as a precursor to the U.S. pivotal trial, in 2020 we conducted a small first-in-human study for the VenoValve in Colombia which included eleven (11) patients. In addition to providing safety and efficacy data, the purpose of the first-in-human study was to provide proof of concept, and to provide feedback to make any necessary product modifications or adjustments to our surgical implantation procedure for the VenoValve prior to conducting the SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) U.S. pivotal trial. Endpoints for the VenoValve first-in-human study included safety (device related adverse events), reflux, measured by Duplex Ultrasound, a rVCSS score used by the clinician to measure disease severity and progress, a VAS score used by the patient to measure pain, and quality of life measurements.

Results from the one year first-in-human study were presented at the Charing Cross International Symposium in April of 2021. Among the eleven (11) patients in the study, reflux improved an average of 54%, Venous Clinical Severity Scores (“VCSSs”) improved an average of 56%, and visual analog scale (VAS) scores, which are used by patients to measure pain, improved an average of 76%, all at one (1) year when compared to pre-surgery levels. VCSS scores are commonly used by clinicians in practice and in clinical trials to objectively assess outcomes in the treatment of venous disease, and include ten characteristics including pain, inflammation, skin changes such as pigmentation and induration, the number of active ulcers, and ulcer duration. The improvement in VCSS scores is significant and indicates the VenoValve patients who had severe CVI pre-surgery, had mild CVI or the complete absence of disease at one-year post surgery.

Related safety incidences during the one year first-in-human study for the VenoValve included one (1) fluid pocket (which was aspirated), intolerance from Coumadin anticoagulation therapy, three (3) minor wound infections (treated with antibiotics), and one occlusion due to patient non-compliance with anti-coagulation therapy.

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

In March 2021, we submitted an IDE application with the FDA and in April 2021, we received notification from the FDA that our IDE application was approved. An investigational device exemption or IDE from the FDA is required before a medical device company can proceed with a pivotal trial for a class III medical device. This approval allowed us to proceed with our SAVVE study, a prospective, non-blinded, single arm, multi-center study of seventy-five (75) CVI patients to be enrolled at up to 20 U.S. sites. We later received permission from the FDA to increase the number of clinical sites to up to 30.

At the end of the VenoValve first-in-human study, eight (8) study participants agreed to additional monitoring. In November of 2022, three-year follow-up data was presented at the 49th Annual VEITH Symposium in New York city for this cohort of patients. That data indicated no recurrences of the severe CVI that was present pre-VenoValve, including no ulcer recurrences for those patients who had venous ulcers (C6 patients) prior to receiving the VenoValve. There were no reported safety issues from the end of one (1) year first-in-human study to the end of the three (3) year reporting period. In addition, the patients continued to show improvements compared to pre-surgery levels, reporting 62%, 64%, and 84%, average improvements in reflux, VCSS, and VAS scores, respectively, at an average of three (3) years post VenoValve surgery. One DVT occurred between year 2 and year 3 due to patient non-compliance with anti-coagulation medication. In addition to presenting at leading academic and vascular conferences around the world, results from the VenoValve first-in-human study and following observational period have been published in the Journal of Vascular Surgery Venous and Lymphatic Disorders, the Journal of Vascular and Endovascular Surgery, and JAMA Surgery Journal.

In November of 2022, we announced we had passed a preliminary safety review by the FDA for the first twenty (20) patients enrolled in the SAVVE trial. The FDA had requested that we submit preliminary safety data at thirty (30) days post VenoValve implantation for the first twenty (20) patients enrolled in the study. The preliminary safety data included one (1) device related (mild) and two (2) procedure related (moderate) adverse events. After review by the FDA, the study was cleared to continue without modification or interruption.

As widely reported in the media, the lasting impact from the COVID-19 pandemic has put an enormous strain on hospital resources including their clinical staff. Hospitals continue to be severely understaffed, which impacts the rate at which clinical trials enroll and progress. We have taken several steps to help address the hospital staffing shortages, including our hiring of 4 Clinical Technologists, with extensive and specialized experience in duplex sonography of the deep venous system, to assist in training site personnel, proctoring Duplex Ultrasound examinations, and providing assistance for the SAVVE study.

As of the date of this Annual Report, we have twenty (20) clinical trial sites activated and eligible to enroll patients in the SAVVE trial and have completed forty-three (43) successful surgeries. Our guidance is to reach full enrollment in the SAVVE study by the end of the second quarter of 2023. Enrollment continues to be somewhat inconsistent, with strong enrollment months interspersed with slower enrollment months. We will change the guidance, if necessary, if and when we determine that new guidance is necessary.

enVVe

On September 21, 2022, we announced the development of a non-surgical transcatheter based replacement venous valve called enVVe™, for the treatment of CVI of the deep veins of the leg. Preliminary bench testing and animal testing for enVVe were completed before our announcement. We also filed an application seeking approval to begin first-in-human (FIH) testing in Columbia which we expect to receive by the end of the first quarter of 2023.

The enVVe first-in-human trial will be known as the Transcatheter Anti-reflux, Venous Valve Endoprosthesis first-in-human (TAVVE-FIH) study. The initial phase of the TAVVE-FIH study will seek to enroll 3 to 5 patients across multiple sites. Several parameters will be evaluated over the course of the study including safety and technical success of the enVVe venous valve delivery system, and the safety and clinical performance of the enVVe venous valve.

enVVe is delivered into the femoral vein of the patient via a minimally invasive procedure requiring no general anesthesia and no overnight hospital stay. Due to the minimally invasive nature of the procedure, we expect to be able to reach patients with less severe CVI or who are otherwise not good candidates for a surgical device, and estimate the U.S. market for enVVe to be approximately 3.5 million patients.

Cash Position

During 2021 we raised $61.4 million in gross proceeds from capital in offerings of our securities including a public offering in February, and a registered direct offering in September priced at the market under Nasdaq rules and purchased by a fund managed by Perceptive Advisors, a leading life sciences investment firm. We finished 2022 with approximately $39.1 million of cash and investments. At our existing cash burn rate of approximately $4 to $5 million per quarter, we should have sufficient cash to fund operations through the end of 2024 and into 2025.

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

PMA Approval Pathway

Class III devices such as the VenoValve and enVVe generally require pre-market approval (PMA) before they can be marketed in the U.S. The PMA review and approval process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA also must contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA generally will conduct a pre-approval inspection of the applicant or its third-party manufacturers’ manufacturing facility or facilities to ensure compliance with the QSR. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s).

The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval, or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the PMA approval. Certain changes to an approved device, such as changes in manufacturing facilities, methods or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness. The VenoValve will require the approval of a PMA.

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

In addition to IDE approval, a human study must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review of the study, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects. During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

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

Intellectual Property

We possess an extensive proprietary processing and manufacturing methodology specifically applicable to the design, processing, manufacturing and sterilization of biologic devices. This includes FDA compliant quality control and assurance programs, proprietary tissue processing technologies demonstrated to eliminate recipient immune responses, trusted relationship with abattoir suppliers, and a combination of tissue preservation and gamma irradiation that enhances device functions and guarantees sterility. We have filed numerous patent applications for the VenoValve with the U.S. Patent and Trademark Office (USPTO) and throughout the world. We currently have seventeen (17) patents granted from agencies around the world including four (4) from the USPTO.

Employees

As of February 27, 2023, we had thirty (30) full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

Corporate Information

We were incorporated in Delaware on December 22, 1999. Our principal executive offices are located at 70 Doppler, Irvine, California, 92618, and our telephone number is (949) 261-2900. Our corporate website address is www.envveno.com. The information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

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

●	We have incurred significant losses since our inception, expect to incur significant losses in the future and may never achieve or sustain profitability;
●	We depend entirely on the successful and timely regulatory approval and commercialization of our current, and any future, product candidates which may not receive regulatory approval or, if our current or future product candidates do receive regulatory approval, we may not be able to successfully commercialize them;
●	The success of our current or future products, if approved, will be determined based on whether surgeons and patients in our target markets accept them;
●	Failure to scale up the manufacturing process of our current or future product candidates in a timely manner, or at all;
●	Our ability to retain and recruit key personnel, including the development of a sales and marketing infrastructure;
●	Reliance on third party suppliers for certain components of our product candidates;
●	If we successfully develop product candidates, our ability to commercialize and distribute our product candidates in the United States and internationally, depends on our ability to demonstrate the efficacy and financial viability of our products to doctors, hospitals, insurance companies, and other stakeholders;
●	Changes in external competitive market factors;
●	Uncertainties in generating sustained revenue or achieving profitability;
●	Unanticipated working capital or other cash requirements;
●	Changes in FDA regulations, including testing procedures, for medical devices and related promotional and marketing activities;
●	Our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;
●	Our ability to obtain and maintain intellectual property protection;
●	Product liability lawsuits against us could cause us to incur substantial liabilities, limit sales of our existing product candidates and limit commercialization of any products that we may develop;
●	Our ability to maintain the listing of our securities on the Nasdaq Capital Market; and
●	Changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the medical device industry or the impact of COVID-19 on our clinical trials.

Risks Related to Our Business and Strategy

We have incurred losses since our inception, expect to incur losses in the future and may never achieve or sustain profitability.

We have historically incurred losses, including net losses of $24.7 million and $16.5 million for the years ended December 31, 2022 and 2021, respectively. Our losses have resulted primarily from our research programs and the development of our product candidates as well as from costs related to general and administrative expenses relating to our operations. Currently, we are not generating revenue from operations, and we expect to incur losses for the foreseeable future as we seek to obtain regulatory approval for our product candidates. Additionally, we expect that our general and administrative expenses will increase due to the additional operational costs associated with our SAVVE and TAVVE studies, as well as the projected expansion of our operations. We do not expect to generate significant revenue until any of our product candidates are licensed or sold, if ever. We may never generate significant revenue or become profitable. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve and subsequently sustain profitability could harm our business, financial condition, results of operations and cash flows.

We currently depend entirely on the successful and timely regulatory approval and commercialization of our current lead product candidate, and any future product candidates, which may not receive regulatory approval or, if any of our product candidates do receive regulatory approval, we may not be able to successfully commercialize them.

We currently have two product candidates, the VenoValve and the enVVe, and our business presently depends entirely on our success with these product candidates. In order for our product candidates to succeed they need to be approved by regulatory authorities, which may never happen. Our product candidates are based on technologies that have not been used previously in the manner we propose. Market acceptance of our product candidates will largely depend on our ability to demonstrate their relative safety, efficacy, cost-effectiveness and ease of use. We may not be able to successfully develop and commercialize our product candidates. If we fail to do so, we will not be able to generate substantial revenues, if any.

We are subject to rigorous and extensive regulation by the FDA in the United States and by comparable agencies in other jurisdictions, including the European Medicines Agency, or EMA, in the European Union, or EU. Our product candidates are currently in development and we have not received FDA approval for them. Our product candidates may not be marketed in the United States until they have been approved by the FDA and may not be marketed in other jurisdictions until they have received approval from the appropriate foreign regulatory agencies. Each product candidate requires significant research, development, preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval.

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

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our capital stock, and the issuance of the convertible and non-convertible notes. We will need to seek additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings, to complete our product development initiatives. These financings could result in substantial dilution to the holders of our common stock or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material and adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern.

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

The COVID-19 pandemic significantly negatively impacted our business.

The COVID-19 pandemic disrupted the global economy and negatively impacted large populations including people and businesses that are or may be directly or indirectly involved with the operation of our Company, the manufacturing, development, and testing of our product candidates, and the clinical trials for our product candidates. The full scope and economic impact of COVID-19 is still unknown. There are many risks from COVID-19 and any future resurgence that could generally and negatively impact economies and healthcare providers in the countries where we do business, the medical device industry as a whole, and development stage, pre-revenue companies such as NVNO.

To-date, the primary impacts of COVID-19 to our operations were stay-at-home work requirements, travel restrictions limiting our ability to initiate and continue animal studies and patient trials, suspensions of elective surgeries at trial sites limiting our ability to enroll patients in SAVVE, disruption to hospital staffs including staffing at the sites of our SAVVE trial, and disruptions to scheduled meetings with regulatory agencies such as the FDA. Notwithstanding these impacts, we were able to use remote work tools, communications solutions, and other methods to continue our trials and regulatory submissions. The resurgence of COVID and the Omicron variant in 2021 caused several of our activated clinical sites to put elective surgeries on hold and prohibit potential study subjects from coming to the hospital for screening.

Labor shortages due to COVID-19 have also negatively impacted hospital staffing in all departments, including clinical research. In addition to caring for the influx of COVID patients, hospitals became short staffed due to their own employees’ COVID sicknesses, resulting in clinical staff being reassigned to cover the shortfall. The disruption to hospital staffing, and particularly to clinical staffing, has continues to be felt. The lack of available clinical personnel both impacted the speed at which we can activate clinical sites and continues to slow enrollment.

COVID also impacts our patient population. Patients with COVID or who have had COVID within ninety (90) days of their screening, are excluded from our study until after the ninety (90) day period has passed. In addition, concerns about getting COVID impact the patients’ willingness to undergo an elective surgical procedure with a one-night hospital stay. As a result, COVID-19 has, and any future resurgence may, slow patient enrollment for the SAVVE clinical trial. Further, although we now have all planned clinical sites activated, COVID delayed our ability to do so, and, if additional sites are necessary, a future COVID resurgence may have a similar impact.

At this time, we have identified the following COVID related risks that we believe have a greater likelihood of negatively impacting our Company, including, but not limited to:

●	The burden on hospitals and medical personnel resulting in the cancellation of non-essential medical procedures such as surgical procedures needed to implant our product candidates for pre-clinical and clinical trials;
●	Travel restrictions and quarantine requirements which prevent us from initiating and continuing animal studies and patient trials both inside and outside of the United States;
●	Travel restrictions which prevent patients from participating in or continuing their participation in clinical trials.
●	Supply chain disruptions resulting in delays in the procurement of certain supplies and equipment that are needed to develop and test our product candidates;
●	Federal, State and local shelter-in-place directives which limit our employees from accessing our facility to manufacture, develop and test our product candidates; and
●	Federal, State and local shelter-in-place directives which limit our ability to enroll sites or patients in our SAVVE trial.

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

We only utilize a few suppliers for porcine tissue for our product candidates and the loss of a supplier could have an adverse impact on our business.

We rely on two domestic third-party vendors to supply porcine tissue for our product candidates. Our ability to supply our current and future product candidates commercially, if approved, depends, in part, on our ability to obtain this porcine tissue in accordance with our specifications and with regulatory requirements and in sufficient quantities to meet demand. Our ability to obtain porcine tissue may be affected by matters outside our control, including that these suppliers may cancel our arrangements on short notice or have disruptions to their operations.

If we are required to establish additional or replacement suppliers for the porcine tissue, it may not be accomplished timely and our operations could be disrupted. Even if we are able to find replacement suppliers, the replacement suppliers may need to be qualified and may require additional regulatory authority approval, which could result in further delay. In the event of a supply disruption, our product inventories may be insufficient to supply our customers and the development of any future product candidates would be delayed, limited or prevented, which could have an adverse impact on our business.

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

New technologies, techniques or products could emerge that might offer better combinations of price and performance than the products and services that we plan to offer. Existing markets for surgical devices are characterized by rapid technological change and innovation. It is critical to our success that we anticipate changes in technology and customer requirements and physician, hospital and healthcare provider practices. It is also important that we successfully introduce new, enhanced and competitive product candidates to meet our prospective customers’ needs on a timely and cost-effective basis. At the same time, however, we must carefully manage our introduction of new product candidates. If potential customers believe that such product candidates will offer enhanced features or be sold for a more attractive price, they may delay purchases until such product candidates are available. We may also continue to offer older products as we transition to new product candidates, and we may not have sufficient experience managing transitions. If we do not successfully innovate and introduce new technology into our anticipated product lines or successfully manage the transitions of our technology to new product offerings, our revenue, results of operations and business could be adversely impacted.

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

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, distribution, and sale of medical devices. This risk exists even if a device is cleared or approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Manufacturing and marketing of our commercial devices and clinical testing of our product candidates, may expose us to product liability and other tort claims. Furthermore, surgeons may misuse our product candidates or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our product candidates are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Regardless of the merit or eventual outcome, product liability claims may result in:

●	significant litigation costs;
●	decreased demand for our product candidates and any future product candidates that we may develop;
●	damage to our reputation;
●	withdrawal of clinical trial participants;
●	substantial monetary awards to trial participants, patients or other claimants;
●	loss of revenue; and
●	the inability to commercialize any product candidates that we may develop.

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

Further, competition for highly skilled and qualified personnel is intense. As such, our future viability and ability to achieve sales and profit will also depend on our ability to attract, train, retain and motivate highly qualified personnel in the diverse areas required for continuing our operations. If we were to lose the services one or more of our current executive officers or if we are unable to attract, hire and retain qualified personnel, we may experience difficulties in competing effectively, developing and commercializing our products and implementing our business strategies, which could have a material adverse effect on our business, operations and financial condition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

The Company has net operating loss carryforwards (NOLs) for both federal and state income tax purposes. As of December 31, 2022 and 2021, federal NOLs, were approximately $52.7 million and $45.7 million, and state NOL’s were approximately $52.5 million and $45.7 million. Pre-2018 federal NOLs of $12.0 million have a limited carry forward period of twenty years and begin to expire in 2029. Federal NOLs generated after 2017 can be carried forward indefinitely. State NOL’s can be carried forward for twenty years and begin to expire in 2028. The annual limit of deduction for federal purposes equals 80% of taxable income. Additionally, for both federal and state purposes, the annual benefit the Company can derive from NOL’s is limited because of ownership changes.

In general, a corporation that undergoes an “ownership change” (generally defined as a cumulative change in equity ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period) may be subject to limitations on its ability to utilize its NOLs and certain credit carryforwards to offset future taxable income and taxes. We have analyzed the tax impacts of ownership changes that occurred in 2018 and in 2021. While those ownership changes have resulted in limits to the amount of NOLs that may be used in a given year, these are all post 2017 NOLs and are carried forward indefinitely. Future changes in our stock ownership, as well as other changes that may be outside of our control, could result in additional ownership changes. Our NOLs and credit carryforwards may also be limited under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

To the extent the Company utilizes its NOL carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities of the future period tax return in which the attribute is used.

As of December 31, 2022, we also had federal research and development tax credit carryforwards of approximately $0.2 million which begin to expire in 2027.

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

The highly publicized PIP scandal (use of non-medical grade silicone in breast implants) in 2010 led to publishing the first version of EU Medical Device Regulation (MDR) by European Commission in 2012. After 347 amendments by European Parliament in 2014, followed by various versions, the final version of the new EU Medical Device Regulation (MDR 2017/745) was published on May 5, 2017. Notified Bodies are currently not accepting any new CE Mark applications under MDD (Medical Device Directives). All new medical devices, including ours, must undergo assessment under MDR.

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

Further, under either the FDA’s Medical Device Reporting or MDR regulations, we are required to report to the FDA any incident in which our product candidates may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Any adverse event involving our products could result in future voluntary corrective actions, such as product actions or customer notifications, or regulatory authority actions, such as inspection, mandatory recall or other enforcement action. Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our product candidates in a cost-effective and timely manner and have an adverse effect on our reputation, financial condition and operating results.

Moreover, depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require us, or we may decide that we will need, to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our product candidates, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, withdrawals or clearances or approvals or civil or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our product candidates in the future.

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

Our operations are, and will continue to be, directly and indirectly affected by various federal, state or foreign healthcare laws, including, but not limited to, those described below. These laws include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-kickback Statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000, imprisonment of up to five years, civil penalties under the Civil Monetary Penalties Law of up to $50,000 for each violation, plus three times the remuneration involved, civil penalties under the federal False Claims Act of up to $11,000 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicare and Medicaid programs;
●	the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payors that are false or fraudulent. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, the government may impose penalties of not less than $5,500 and not more than $11,000, plus three times the amount of the damages that the government sustains due to the submission of a false claim and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
●	the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
●	HIPAA, as amended by the HITECH Act, and their respective implementing regulations, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $50,000 per violation, not to exceed $1.5 million per calendar year for non-compliance of an identical provision, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. State attorneys general can bring a civil action to enjoin a HIPAA violation or to obtain statutory damages up to $25,000 per violation on behalf of residents of his or her state. HIPAA also imposes criminal penalties for fraud against any healthcare benefit program and for obtaining money or property from a healthcare benefit program through false pretenses and provides for broad prosecutorial subpoena authority and authorizes certain property forfeiture upon conviction of a federal healthcare offense. Significantly, the HIPAA provisions apply not only to federal programs, but also to private health benefit programs. HIPAA also broadened the authority of the U.S. Office of Inspector General of the U.S. Department of Health and Human Services to exclude participants from federal healthcare programs;
●	the federal physician sunshine requirements under the Patient Protection and Affordable Care Act, or PPACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, which is defined broadly to include other healthcare providers and teaching hospitals and ownership and investment interests held by physicians and their immediate family members. Manufacturers are required to submit reports by the 90th day of each calendar year. Failure to submit the required information may result in civil monetary penalties up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations; and
●	analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third- party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Any failure by us to ensure that our employees and agents comply with applicable state and foreign laws and regulations could result in substantial penalties or restrictions on our ability to conduct business in those jurisdictions, and our results of operations and financial condition could be materially and adversely affected.

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

In March 2010, the PPACA was signed into law. Initially it included a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions. Although this excise tax was permanently repealed on December 20, 2019, it or similar taxes, may be enacted in the future. Other elements of the PPACA remain in force, including comparative effectiveness research, an independent payment advisory board and payment system reforms, including shared savings pilots and other provisions, which may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect numerous aspects of our business, results of operations and financial condition.

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

Federal and state laws and regulations impose restrictions on our relationships with physicians who are consultants, owners and investors. We may enter into consulting agreements, license agreements and other agreements with physicians in which we provide cash as compensation. We have or may have other written and oral arrangements with physicians, including for research and development grants and for other purposes.

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

Risks Related to Our Intellectual Property

If we are unable to adequately protect our proprietary technology or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly, which could harm our business, financial condition and results of operations.

Our success may depend in part on our ability to obtain and maintain patents and other intellectual property rights in the United States and elsewhere and protecting our proprietary technologies. If we do not adequately protect our intellectual property and proprietary technologies, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

We have filed patent applications for our products and related intellectual property with the U.S. Patent and Trademark Office and in other jurisdictions. As of the December 31, 2022, we have been granted seventeen (17) patents including four (4) in the United States and have another seventeen (17) applications in various stages of review including six (6) in the United States.

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

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

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

The trading price of our securities is likely to be volatile and could be subject to wide fluctuations in response to a variety of factors, which include:

●	whether we achieve our anticipated corporate objectives;
●	actual or anticipated fluctuations in our financial condition and operating results;
●	changes in financial or operational estimates or projections;
●	the development status of our product candidates and when our product candidates receive regulatory approval if at all;
●	our execution of our sales and marketing, manufacturing and other aspects of our business plan;
●	performance of third parties on whom we rely to manufacture our product candidate components and product candidates, including their ability to comply with regulatory requirements;
●	the results of our preclinical studies and clinical trials;
●	results of operations that vary from those of our competitors and the expectations of securities analysts and investors;
●	our announcement of significant contracts, acquisitions or capital commitments;
●	announcements by our competitors of competing products or other initiatives;
●	announcements by third parties of significant claims or proceedings against us;
●	regulatory and reimbursement developments in the United States and internationally;
●	future sales of our common stock;
●	product liability claims;
●	healthcare reform measures in the United States and elsewhere;
●	additions or departures of key personnel; and
●	general economic or political conditions in the United States or elsewhere.

In addition, the stock market in general, and the stock of medical device companies like ours, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the issuer. These market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

We have issued a significant number of options and warrants and may continue to do so in the future. The vesting and, if applicable, exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock.

As of the date of this Annual Report, we have issued and outstanding options to purchase 3,816,452 shares of our common stock with a weighted average exercise price of $8.90, 400,000 restricted stock units subject to vesting, and warrants to purchase 6,322,821 shares of our common stock with a weighted average exercise price of $7.76. Further, we have 265,742 shares available for issuance under our Amended and Restated 2016 Omnibus Incentive Plan. The number of shares subject to the Plan may be adjusted from time to time such that shares authorized under the plan shall at all times be equal to at least 20% of the issued and outstanding shares of the Company on a fully diluted basis. Because the market for our common stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock. Furthermore, the mere existence of a significant number of shares of common stock issuable upon vesting and, if applicable, exercise of these securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

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

While we are currently in compliance with Nasdaq’s continued listing requirements, we have received deficiency notices in the past and there is no guarantee that we will be able to continue to meet the continued listing requirements of Nasdaq. In the event of a deficiency notice, we would expect to take actions to restore our compliance with Nasdaq Marketplace Rules and prevent future non-compliance. However, there can be no assurance we would be able to do so. In the event we are unable to do so, our securities may be delisted from The Nasdaq Stock Market. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so.

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

We lease a 14,507 square foot manufacturing facility in Irvine, California. Our lease expires on September 30, 2027, providing a remaining term of approximately fifty-four (54) months from the date of filing this Form 10-K. Our facility is designed expressly for the manufacture of biologic vascular grafts and is equipped for research and development, prototype fabrication, cGMP manufacturing and shipping for Class III medical devices, including biologic cardiovascular devices. We believe that our facilities are sufficient for the near future as there is present capacity to manufacture up to approximately 24,000 venous valves per year to meet potential market demands.

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

Holders of Record

On February 27, 2023, the closing price per share of our common stock and listed warrants were $5.69 and $0.07, respectively as reported on The Nasdaq Capital Market. We had approximately 68 stockholders of record and 1 listed warrant holder of record as of February 27, 2023. On February 27, 2023 there were 9,472,000 shares of our common stock issued and outstanding and 69,000 shares of common stock issuable upon exercise of listed warrants issued and outstanding. In addition, we believe that a significant number of beneficial owners of our common stock and listed warrants hold their shares in street name.

Securities Authorized for Issuance under Equity Compensation Plan

The following information is as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of granted restricted stock unit awards outstanding	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,794,452	$8.91	400,000	287,742
Equity compensation plans not approved by security holders	-	-		-
	3,794,452	$8.91	400,000	287,742

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

Recent Sales of Unregistered Securities

None

Repurchases of Equity Securities by Our Company

None.

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

enVVeno Medical Corporation is a late clinical-stage med-tech company focused on the advancement of innovative bioprosthetic (tissue-based) solutions to improve the standard of care for the treatment of venous disease. Chronic Venous Disease (CVD) is the world’s most prevalent chronic disease, impacting approximately 71% of the adult population of the U.S. Chronic Venous Insufficiency (CVI), is a large subset of CVD, which most often occurs when valves inside of the veins of the leg become damaged, resulting in the backwards flow of blood (reflux), blood pooling in the lower leg, increased pressure in the veins of the leg (venous hypertension) and in severe cases, venous ulcers that are difficult to heal. The Company is developing surgical and non-surgical replacement venous valves for patients suffering from severe CVI of the deep venous system of the leg.

The Company’s lead product is the VenoValve®, which is a first-in-class surgical replacement venous valve that is currently being evaluated in a U.S. pivotal study. The Company is also developing a second product called enVVe™, which is a first-in-class, non-surgical, transcatheter based replacement venous valve. The Company is currently waiting for regulatory approval to begin a first-in-human study for enVVe. Both the VenoValve and enVVe are designed to act as one-way valves, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs.

The VenoValve and enVVe are being developed first for approval by the U.S. Food and Drug Administration (FDA). We expect the VenoValve to be eligible for FDA approval first, followed two to three years later by enVVe. Once approved, we expect the VenoValve and enVVe to co-exist, with the VenoValve as a surgical replacement venous valve option and enVVe as a non-surgical replacement venous valve option. There are currently no devices approved as surgical or non-surgical replacement venous valves, and there are no effective treatments for deep venous CVI caused by incompetent valves.

Our team of officers and directors has been affiliated with numerous medical devices that have received FDA approval or CE marking and that have been commercially successful. We develop and manufacture our products in a 14,507 sq. ft. leased manufacturing facility in Irvine, California, which has been ISO 13485-2020 certified for the design, development and manufacturing of tissue based implantable medical devices.

Results of Operations

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021

Revenues

As a late-stage clinical med tech Company, we are not currently generating revenue and our future revenue, if any, is dependent on our ability to commercialize our product candidates. We do not expect to begin generating revenue with respect to any of our product candidates in the near term. We hope to eventually achieve revenues by commercializing and selling our products or licensing our technologies to companies that have the resources and infrastructure in place to manufacture, market and sell our products. The commercialization and/or licensing of any of our products may take several years, if it is to occur at all, and depends on our ability to obtain regulatory approval.

Net Loss

We reported net losses of $24.7 million and $16.5 million for the years ended December 31, 2022 and 2021, respectively, representing an increase in net loss of $8.2 million or 50%, resulting from, as described in further detail below, an increase in operating expenses of $8.0 million, and a decrease in other expense (income) of $0.2 million.

Selling, General and Administrative Expenses

For the year ended December 31, 2022, selling, general and administrative expenses increased by $3.8 million or 34%, to $15.0 million from $11.2 million for the year ended December 31, 2021. Of this increase, $2.8 million was due to share-based compensation from grants made during 2021, and $0.2 million from warrants issued to a vendor in 2022 which together increased share-based compensation cost to $9.0 million in 2022 from $6.0 million in 2021.

The remaining $0.8 million increase reflects $0.5 million from higher information technology and other office expense to support increases in staff, $0.2 million from consulting for reimbursement codes for the Company’s product once commercially approved, and an increase in insurance expense of $0.1 million primarily from the Company’s D&O and cyber insurance policies.

Research and Development Expenses

For the year ended December 31, 2022, research and development expenses increased by $4.2 million or 74%, to $9.9 million from $5.7 million for the year ended December 31, 2021. The increase is primarily due to an increase of $2.5 million in costs for the SAVVE trial and preparation for the enVVe first-in-human trial, $1.1 million in higher lab quality testing to prepare for regulatory audits, support the SAVVE trial and support enVVe product development, $0.3 million in compensation from the increases in staffing also to support the SAVVE trial and continued product development, and $0.3 million in higher travel costs primarily for the SAVVE trial.

Gain on Extinguishment of Note Payable

For the year ended December 31, 2021 the Company recorded a one-time $0.3 million gain on extinguishment of note payable due to the forgiveness of the loan it had obtained under the PPP program authorized by the CARES act.

Other Income

Other income in 2022 was $0.3 million consisting of $0.2 million in interest income and realized gains, and $0.1 million of unrealized losses, all related to our investments in US Treasury securities.

Liquidity and Capital Resources

For the twelve-months ended December 31, 2022, the Company incurred losses from operations of $24.7 million and used $15.6 million cash in operating activities. The net cash used in operating activities during 2022 increased by $3.8 million from $11.8 million for the year ended December 31, 2021.

The operating losses and the uses of cash are primarily due to the Company’s product research and development and administrative activities. Administrative functions relate to costs to support the Company’s public reporting and investor relations activities as well as internal administrative functions. Research and development activities are for continued product development and clinical trials for the VenoValve and for the enVVe. The Company will continue to incur these costs to complete its clinical trials, enhance products, develop new products, and operate as a public company. Although we have discretion in how we use the Company’s cash resources, we expect to continue these activities for the foreseeable future as we seek to obtain regulatory approval for our studies and product candidates. We are not currently generating revenue.

Our cash flows from investing activity have historically consisted of purchases of property and equipment for our lab and offices. However, during 2022, we commenced a program to invest excess cash in US Treasury bills. During the year we purchased $48.1 million of these investments and $13.7 million of them matured generating $0.2 million in realized gains and interest income. We expect to continue investing as the treasury bills mature and as allowed by the cash requirements of our operations. Also, during 2022, we purchased $0.1 million of property and equipment consisting primarily of lab and test equipment.

We do not currently have material commitments for capital expenditures or other expenditures with the exception of our facility lease commitment of $0.4 million per year. However, we expect a modest increase in purchases of property and equipment as we continue SAVVE and plan for commercialization of the VenoValve.

The Company has historically funded its operations through financing activities such as the capital raises completed in 2021. During 2021, the Company raised an aggregate of $57.4 million in net proceeds in private and public placements of its securities. Our cash balance as of December 31, 2022, is $4.6 million. In addition, we have $34.5 million in investments, for total cash and investments of $39.1 million.

Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials and related product development costs and our ability to successfully bring products to market. At our existing cash burn rate of approximately $4 million to $5 million per quarter, we should have sufficient cash to fund operations through the end of 2024 and into 2025. With primary endpoints following full enrollment in the SAVVE pivotal trial of thirty (30) days for safety, and six (6) months for effectiveness, we expect to have primary endpoint data well in advance of the need to raise additional capital. Any inability to raise additional financing would have a material adverse effect on us.

Based upon our cash and working capital as of December 31, 2022, we have sufficient capital resources to meet our obligations as they become due within one year after the date of this Annual Report and sustain operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include the valuation allowance related to the Company’s deferred tax assets, and the valuation of warrants.

Share-Based Compensation

The Company measures the cost of services received in exchange for awards of equity instruments based on the grant date fair value of the award and recognized on a straight-line basis over the period services are provided in exchange for the award, usually the vesting period. The fair value of the Company’s stock options is estimated at the date of grant using the Black-Scholes based option valuation model. The inputs for determining fair value are expected term, volatility, expected dividend yield and the risk-free interest rate. The Company estimated the expected term of the options using the simplified method. The Company uses its stock’s historical market information to calculate volatility. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining expected term. Forfeitures of unvested stock options are recorded when they occur.

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

Inherent Limitations on Effectiveness of Controls

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute assurance, that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 has not been audited by our auditors, Marcum LLP.

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

Name	Age	Position(s) Held	Year of Service Commencement
Robert A. Berman	60	Director, Chief Executive Officer	2018
Craig Glynn	61	Chief Financial Officer and Treasurer	2020
Dr. Francis Duhay	62	Director	2018
Dr. Sanjay Shrivastava	55	Director	2018
Matthew M. Jenusaitis	61	Director	2019
Robert C. Gray	76	Director	2019
Marc H. Glickman, M.D.	74	Senior Vice President and Chief Medical Officer	2016

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

Dr. Francis Duhay has served as member of our board of directors since October 2018. He is an accomplished heart surgeon, entrepreneur, and corporate executive. Board certified in general (UCSF) and cardiothoracic surgery (Duke), his seminal work in minimally invasive cardiac surgery led to 32 patents for surgical devices used in thousands of heart operations. Dr Duhay left clinical practice for industry in 2008, where he served as Vice President and General Manager of the nascent transcatheter heart valve therapy program (Ascendra) at Edwards Lifesciences (“Edwards”), the world’s leading manufacturer of bioprosthetic heart valves. With European CE Mark, he oversaw growth in annual sales of transcatheter heart valves from $3M to over $250M within the first four years of commercial launch. Promoted to Vice President of Global Medical & Clinical Affairs, he led planning and execution of four US FDA pivotal clinical trials. He was eventually promoted to Chief Medical Officer, where, in addition to overseeing Global Medical & Clinical Affairs, he supported other areas within Edwards including Health Economics & Reimbursement in its successful application for a procedure code, payment, and coverage of transcatheter aortic valve replacement (TAVR), and Regulatory Affairs, as an industry representative and clinical expert on the ISO 5840:2014 and 5910:2018 cardiac valve working groups. After departing Edwards, he co-founded and led Koa Accel, a major medical device accelerator in the Orange County, CA, ecosystem. This bore three medical device startups – Makani Science (selected into the 2021 cohort of the prestigious Y-Combinator), Kino Discovery (selected into the 2021 cohort of MedTech Innovator), and Kahala Biosciences. Most recently, Dr Duhay served as Senior Vice President of Global Medical & Clinical Affairs for Olympus Corporation, the world’s leading manufacturer of colonoscopes, duodenoscopes, bronchoscopes, and cystoscopes. We believe that Dr. Duhay is qualified to serve as a member of our board of directors because he is a trained cardiac and thoracic surgeon and former Chief Medical Officer at Edwards Life Sciences.

Dr. Sanjay Shrivastava has served as a member of our board of directors since October 2018. He has been involved in developing, commercializing, evaluating, and acquiring medical devices for more than 22 years, including serving in leadership positions in research and development, business development, and marketing at J&J, BTG, plc, Medtronic, Abbott Vascular, and Edwards Life Sciences. He is presently serving as the chief executive officer at Innova Vascular, Inc., a medical device company funded largely via an investment from a publicly traded medical device company. Prior to this, he co-founded BlackSwan Vascular, Inc., which is a clinical stage medical device company and where he serves on the board of directors. He led the strategic alliance for BlackSwan with Sirtex Medical, which was announced in 2020. Dr. Shrivastava worked on several acquisition and investment deals during his roles as a senior director, business development at J&J and a vice president, upstream marketing and strategy at BTG, plc, which had an annual revenue of about $800 million and is now part of Boston Scientific Corporation through an acquisition. At Medtronic, Dr. Shrivastava was the Director of Global Marketing for the Cardiac and Vascular Group where he helped build the embolization business, from its initiation to a substantial revenue with a very high CAGR over a period of six years. Dr. Shrivastava was part of the peripheral vascular business at Abbott Vascular and worked on endovascular and trans-catheter heart valve repair and replacement products at Edwards Life Sciences. Dr. Shrivastava received his Bachelor of Science in engineering at the Indian Institute of Technology and a doctorate degree in materials science and engineering from the University of Florida. We believe that Dr. Shrivastava is qualified to serve as a member of our board of directors because of having served in Chief Executive Officer and board of director positions at several medical device start-ups, and leadership positions in research and development, business development, and marketing at Innova Vascular, Inc., BTG, Medtronic, Abbott Vascular, and Edwards Life Sciences.

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

Craig Glynn was hired as our interim Chief Financial Officer in April 2020 and has subsequently been elevated to our fulltime Chief Financial Officer effective January 2021. Mr. Glynn has more than thirty-nine years of experience providing financial services to a variety of public and private companies, including in the role as Chief Financial Officer. In 2012, Mr. Glynn founded Edward Thomas Associates, a firm that provides public and private companies with accounting and finance services, including chief financial officer services. Mr. Glynn has been a Managing Director of Edward Thomas Associates since 2012. Mr. Glynn has a proven record of success managing the financial aspects of dynamic organizations either as a member of the management team or in a consulting capacity. He started his career as an auditor with Deloitte and went on to be the CFO and Controller of several technology, manufacturing, and distribution companies. Mr. Glynn earned his BS and MS degrees in Accounting from California State University Northridge. He is a member of the American Institute of CPAs.

Family Relationships

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2022.

Board Composition

Our business and affairs are organized under the direction of our board of directors, which currently consists of five members. Our directors hold office until the earlier of their death, incapacity, removal or resignation, or until their successors have been elected and qualified. Our board of directors does not have a formal policy on whether the roles of a Chief Executive Officer and Chairman of our board of directors should be separate. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling, and direction to our management. Our board of directors meets on a regular basis. Our bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors.

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

Our amended and restated certificate of incorporation divides our board of directors into three classes, with staggered three-year terms, as follows:

Class I Directors (serving until the 2024 Annual Meeting of Stockholders, or until their earlier death, disability, resignation or removal):

Dr. Francis Duhay* and Dr. Sanjay Shrivastava*

Class II Directors (serving until the 2025 Annual Meeting of Stockholders, or until their earlier death, disability, resignation or removal):

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

Meetings of the Board and Stockholders

Our board of directors met in person and telephonically five times during 2022 and also acted by unanimous written consent. There were four Audit Committee meetings and three Compensation meetings held in 2022. Our board of directors had 100% attendance for the Annual Meeting that was held on November 30, 2022. It is our policy that all directors must attend all stockholder meetings, barring extenuating circumstances.

Board Committees

Our board of directors has established three standing committees—audit, compensation, and nominating and corporate governance—each of which operates under a charter that has been approved by our board of directors. Copies of each committee’s charter are posted on the Investors section of our website, which is located at www.envveno.com. Each committee has the composition and responsibilities described below. Our board of directors may from time to time establish other committees.

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

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2022 and 2021. Individuals we refer to as our “named executive officers” include our current Chief Executive Officer, our current Chief Financial Officer and our other most highly compensated executive officer whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		Other Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Robert A. Berman	2022	450,000	-	-		-			16,476	(10)	466,476
Chief Executive Officer	2021	400,000	250,000	7,674,046	(1)	1,340,000	(6)		15,655	(11)	9,679,701
Craig Glynn	2022	225,000	-	-		-			3,821	(12)	228,822
Chief Financial Officer	2021	225,000	25,000	2,960,418	(2)	335,000	(7)		651	(13)	3,546,069
Marc H. Glickman, M.D.	2022	350,000	-	-		-			54,973	(14)	404,973
Chief Medical Officer and Senior Vice President	2021	350,000	50,000	4,247,442	(3)	670,000	(8)	-	56,948	(15)	5,374,390
Dr. Hamed Alavi	2022	240,000	-	467,032	(4)	-			20,966	(16)	727,999
Senior Vice President & Chief Technology Officer	2021	225,000	40,000	2,932,423	(5)	335,000	(9)		24,679	(17)	3,557,102

(1)	Represents the grant date fair value of 838,000 stock options granted on February 18, 2021, and 349,781 stock options granted on November 30, 2021, computed in accordance with FASB ASC Topic 718. The February options vest quarterly over a two-year period and the November options vest quarterly over a three-year period.

(2)	Represents the grant date fair value of 324,000 stock options granted on February 18, 2021 and 125,925 stock options granted on November 30, 2021, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three-year periods.

(3)	Represents the grant date fair value of 406,000 stock options granted on February 18, 2021 and 265,700 stock options granted on November 30, 2021, computed in accordance with FASB ASC Topic 718. The February options vest quarterly over a two-year period and the November options vest quarterly over a three-year period.

(4)	Represents the grant date fair value of 100,000 stock options granted on November 30, 2022, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three-year period.

(5)	Represents the grant date fair value of 320,000 stock options granted on February 18, 2021 and 125,925 stock options granted on November 30, 2021, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three-year periods.

(6)	Represents the grant date fair value of 200,000 shares of restricted stock units granted on November 30, 2021, computed based on the closing price of the Company’s stock on the grant date.

(7)	Represents the grant date fair value of 50,000 shares of restricted stock units granted on November 30, 2021, computed based on the closing price of the Company’s stock on the grant date.

(8)	Represents the grant date fair value of 100,000 shares of restricted stock units granted on November 30, 2021, computed based on the closing price of the Company’s stock on the grant date.

(9)	Represents the grant date fair value of 50,000 shares of restricted stock units granted on November 30, 2021, computed based on the closing price of the Company’s stock on the grant date.

(10)	Includes company paid healthcare of $1,226 and 401(k) match of $15,250.

(11)	Includes company paid healthcare of $1,155 and 401(k) match of $14,500.

(12)	Includes company paid healthcare of $1,225 and 401(k) match of $2,596.

(13)	Includes company paid healthcare of $651.

(14)	Includes company paid healthcare of $39,723 and 401(k) match of $15,250.

(15)	Includes company paid healthcare of $42,448 and 401(k) match of $14,500.

(16)	Includes company paid healthcare of $9,211 and 401(k) match of $11,755.

(17)	Includes company paid healthcare of $13,274 and 401(k) match of $11,405.

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

Robert A. Berman

On March 30, 2018, we entered into an employment agreement with Robert A. Berman, our current Chief Executive Officer and director. Pursuant to the terms of his employment agreement, Mr. Berman’s base salary is $400,000, subject to annual review and adjustment at the discretion of our compensation committee, and he will be eligible for an annual year-end discretionary bonus of up to 50% of his base salary, subject to the achievement of key performance indicators, as determined by our compensation committee. The initial term of Mr. Berman’s employment agreement may be terminated at any time with or without cause and with or without notice or for good reason thereunder. In November 2021 the board of directors increased Mr. Berman’s base salary to $450,000 for 2022 and $500,000 commencing in 2023. In connection with his employment, Mr. Berman received an initial equity grant of an option to purchase 43,209 options with 8,642 vesting on the date of his Employment Agreement, March 30, 2018, and the remaining 80% vesting ratably on a monthly basis over the following 24 months. In February 2021, the board of directors approved an option grant to Mr. Berman to purchase 838,000 shares of common stock at an exercise price of $8.20 per shares (the closing price of the Company’s common stock on February 18, 2021). The stock option vests in equal quarterly installments over a two year period. In November 2021, the board of directors approved an option grant to Mr. Berman to purchase 349,781 shares of common stock at an exercise price of $6.70 per shares (the closing price of the Company’s common stock on November 30, 2021). The stock option vests in equal quarterly installments over a three year period. Also in November 2021, the board of directors granted Mr. Berman 200,000 restricted stock units. The restricted stock units are subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve. Additionally, the board of directors paid Mr. Berman a cash bonus of $250,000 for 2021.

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

Craig Glynn

On February 19, 2021, the Company entered into an employment agreement with Mr. Glynn, in connection with Mr. Glynn’s elevation to full time Chief Financial Officer in addition to treasurer and secretary of the Company. Pursuant to the employment agreement, Mr. Glynn provided for an initial salary of $225,000 per year, subject to annual review and adjustment at the discretion of the Board. In November 2022 the board of directors increased Mr. Glynn’s base salary to $250,000. In February 2021, the board of directors approved an option grant to Mr. Glynn to purchase 324,000 shares of common stock of the Company at an exercise price of $8.20 per shares (the closing price of the Company’s common stock on February 18, 2021). The stock options vest in equal quarterly installments over a three year period with a six month cliff. In November 2021, the board of directors approved an option grant to Mr. Glynn to purchase 125,925 shares of common stock at an exercise price of $6.70 per shares (the closing price of the Company’s common stock on November 30, 2021). The stock option vests in equal quarterly installments over a three year period. Also in November 2021, the board of directors granted Mr. Glynn 50,000 restricted stock units. The restricted stock units are subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve. Additionally, the board of directors paid Mr. Glynn a cash bonus of $25,000 for 2021. The employment agreement further provides that Mr. Glynn is entitled to participate in any employee benefit plans that the Company has adopted or may adopt.

Pursuant to the terms of the employment agreement, Mr. Glynn’s employment is terminable due to Mr. Glynn’s disability or death, for “Cause” (as defined in the employment agreement) or without “Cause” by the Company, and for “Good Reason” (as defined in the employment agreement) or voluntarily by Mr. Glynn. In the event of Mr. Glynn’s death or disability, or termination for “Cause” by the Company or without “Good Reason” by Mr. Glynn, Mr. Glynn (or his estate) is entitled to receive any unpaid base salary through the termination date, reimbursement for unreimbursed business expenses, accrued but unused vacation time in accordance with the Company’s policy and any other payments or benefits that Mr. Glynn is entitled to in accordance with any Company benefit plans (collectively, the “Accrued Benefits”). Upon termination without “Cause” (other than by reason of death or disability) or resignation for “Good Reason,” Mr. Glynn will be entitled to three months of severance for each year Mr. Glynn is employed up to one year of severance, in addition to all Accrued Benefits. Any outstanding unvested securities owned by Mr. Glynn on the termination date will vest (or terminate) in accordance with the terms of such grant.

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

On July 26, 2019, we entered into an employment agreement with Dr. Glickman (the “New Employment Agreement”) that supersedes the terms of the Pre-existing Employment Agreement. Pursuant to the terms of the New Employment Agreement, Dr. Glickman’s base salary is $350,000 per year, subject to annual review and adjustment at the discretion of the Board. In December 2022, the board of directors increased Mr. Glickman’s base salary to $367,500. In connection with entering into the New Employment Agreement, Dr. Glickman’s existing seven thousand three hundred and eighty (7,380) options (“Existing Options”) to purchase Company common stock at two hundred and fifty dollars ($250.00) per share until October 1, 2026, were repriced to fifty dollars ($50.00) per share. Additionally, Dr. Glickman, in connection to the New Employment Agreement, was granted stock options for the right to purchase seven thousand two hundred (7,200) common stock at a price equal to two dollars ($50.00) per share exercisable until July 26, 2029, which shall vest quarterly over a three (3) year period. In February 2021, the board of directors approved an option grant to Dr. Glickman to purchase 406,000 shares of common stock at an exercise price of $8.20 per shares (the closing price of the Company’s common stock on February 18, 2021). The stock option vests in equal quarterly installments over a two year period. In November 2021, the board of directors approved an option grant to Mr. Glickman to purchase 265,700 shares of common stock at an exercise price of $6.70 per shares (the closing price of the Company’s common stock on November 30, 2021). The stock option vests in equal quarterly installments over a three year period. Also in November 2021, the board of directors granted Mr. Glickman 100,000 restricted stock units. The restricted stock units are subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve. Additionally, the board of directors paid Mr. Glickman a cash bonus of $50,000 for 2021.

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

Hamed Alavi

On July 29, 2020, we entered into an employment agreement with Dr. Hamed Alavi, our Senior Vice President and Chief Technology Officer (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Alavi’s base salary was $190,000, subject to annual review and adjustment at the discretion of our board of directors and he will be eligible for an annual year-end discretionary bonus of up to 25% of his base salary, subject to the achievement of key performance indicators, as determined by our board of directors. In November 2021 the board of directors increased Mr. Alavi’s base salary to $240,000 and, in November 2022, the board of directors increased Mr. Alavi’s annual base salary to $300,000. In February 2021, the board of directors approved an option grant to Mr. Alavi to purchase 320,000 shares of common stock of the Company at an exercise price of $8.20 per shares (the closing price of the Company’s common stock on February 18, 2021). The stock options vest in equal quarterly installments over a three year period with a six month cliff. In November 2021, the board of directors approved an option grant to Mr. Alavi to purchase 125,925 shares of common stock at an exercise price of $6.70 per shares (the closing price of the Company’s common stock on November 30, 2021). The stock option vests in equal quarterly installments over a three year period. Also in November 2021, the board of directors granted Mr. Alavi 50,000 restricted stock units. The restricted stock units are subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve. Additionally, the board of directors paid Mr. Alavi a cash bonus of $40,000 for 2021.The employment agreement further provides that Mr. Alavi is entitled to participate in any employee benefit plans that the Company has adopted or may adopt.

Pursuant to the terms of the employment agreement, Mr. Alavi’s employment is terminable due to Mr. Alavi’s disability or death, for “Cause” (as defined in the employment agreement) or without “Cause” by the Company, and for “Good Reason” (as defined in the employment agreement) or voluntarily by Mr. Alavi. In the event of Mr. Alavi’s death or disability, or termination for “Cause” by the Company or without “Good Reason” by Mr. Alavi, Mr. Alavi (or his estate) is entitled to receive any unpaid base salary through the termination date, reimbursement for unreimbursed business expenses, accrued but unused vacation time in accordance with the Company’s policy and any other payments or benefits that Mr. Alavi is entitled to in accordance with any Company benefit plans (collectively, the “Accrued Benefits”). Upon termination without “Cause” (other than by reason of death or disability) or resignation for “Good Reason,” Mr. Alavi will be entitled to three months of severance for each year Mr. Alavi is employed up to one year of severance, in addition to all Accrued Benefits. Any outstanding unvested securities owned by Mr. Alavi on the termination date will vest (or terminate) in accordance with the terms of such grant.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by our named executive officers as of December 31, 2022.

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Robert A. Berman,	43,209	(1)	-		N/A	$10.00	September 23, 2028
Chief Executive Officer	32,223	(2)	7,777	(2)		$10.00	July 18, 2030
	783,297	(3)	54,703	(3)		$8.20	February 18, 2031
	116,594	(4)	233,187	(4)		$6.70	November 30, 2031

Marc H. Glickman, M.D.	7,200	(5)	-		N/A	$50.00	July 25, 2029
Chief Medical Officer and	7,380	(5)	-		N/A	$50.00	October 1, 2026
Senior Vice President	32,223	(2)	7,777	(2)	-	$10.00	July 18, 2030
	379,497	(3)	26,503	(3)		$8.20	February 18, 2031
	88,567	(4)	177,133	(4)		$6.70	November 30, 2031

Craig Glynn,	3,000	(7)	1,000	(7)	N/A	$10.00	July 18, 2030
Chief Financial Officer (6)	201,900	(8)	122,100	(8)		$8.20	February 18, 2031
	41,975	(4)	83,950	(4)		$6.70	November 30, 2031

Dr. Hamed Alavi	6,000	(7)	2,000	(7)	N/A	$10.00	July 18, 2030
Senior Vice President and	120,592	(8)	199,408	(8)		$8.20	February 18, 2031
Chief Technology Officer	41,975	(4)	83,950	(4)		$6.70	November 30, 2031
	-		100,000	(9)		$6.70	November 30, 2032

(1)	Options were granted on September 24, 2018, and vested 20% on the date of his Employment Agreement, March 30, 2018, and the remaining 80% vests ratably on a monthly basis over the 24 months following the date of his Employment Agreement.
(2)	Options were granted on July 18, 2020 and vest ratably on a monthly basis over 36 months.
(3)	Options were granted on February 18, 2021 and vest ratably on a quarterly basis over two years.
(4)	Options were granted on November 30, 2021 and vest ratably on a quarterly basis over three years.
(5)	On July 26, 2019, the Company entered a new employment agreement with Dr. Glickman that superseded the terms of his existing employment agreement. In connection with entering into the new employment agreement, Dr. Glickman’s existing 7,380 options that were granted on October 1, 2016 were repriced from $250.00 to $50.00 per share. Additionally, on July 26, 2019, Dr. Glickman was granted 7,200 options at $50.00 per share vesting quarterly over a three-year period.
(6)	Mr. Glynn was elevated to permanent Chief Financial Officer in January 2021.
(7)	Options were granted on July 18, 2020 and vest ratably on a quarterly basis over three years.
(8)	Options were granted on February 18, 2021 and vest ratably on a quarterly basis over three years.
(9)	Options were granted on November 30, 2022 and vest ratably on a quarterly basis over three years.

Name	Grant Date	Number of unearned restricted stock units that have not vested		Market value of unearned restricted stock units that have not vested (a)
Robert A. Berman, Chief Executive Officer	11/30/2021	200,000	(1)	$1,020,000

Marc H. Glickman, M.D., Chief Medical Officer and Senior Vice President	11/30/2021	100,000	(1)	$510,000

Craig Glynn, Chief Financial Officer	11/30/2021	50,000	(1)	$255,000

Dr. Hamed Alavi, Senior Vice President and Chief Technology Officer	11/30/2021	50,000	(1)	$255,000

(a)	Determined by multiplying the number of restricted stock units that have not vested by $5.10, the closing price of NVNO’s common stock on December 30, 2022, the last trading day of 2022.

(1)	On November 30, 2021, Mr. Berman was granted 200,000 restricted stock units, Dr. Glickman was granted 100,000 restricted stock units, Mr. Glynn was granted 50,000 restricted stock units and Mr. Alavi was granted 50,000 restricted stock units. The restricted stock units are subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve.

Employee Benefit Plans

Amended and Restated 2016 Omnibus Incentive Plan

On October 1, 2016, our board of directors and our stockholders adopted and approved the enVVeno Medical Corporation 2016 Omnibus Incentive Plan, and, subsequently, on April 26, 2018, our board of directors and our stockholders adopted and approved the Amended and Restated 2016 Omnibus Incentive Plan which was subsequently amended by Amendment No. 1 to the Amended and Restated 2016 Omnibus Incentive Plan following receipt of stockholder approval on December 17, 2020 and by Amendment No. 2 to the Amended and Restated 2016 Omnibus Incentive Plan following receipt of stockholder approval on November 30, 2021 (as amended, the “2016 Plan”). The principal features of the 2016 Plan are summarized below. This summary is qualified in its entirety by reference to the text of the 2016 Plan, which is filed as an exhibit to this Annual Report on Form 10-K.

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

Clawback

All cash and equity awards granted under the 2016 plan will be subject to all applicable laws regarding the recovery of erroneously awarded compensation pursuant to Rule 10D-1 of the Exchange Act, any implementing rules and regulations under such laws, any policies we adopted to implement such requirements and any other compensation recovery policies as we may adopt from time to time.

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

The above description of the indemnification provisions of our amended and restated bylaws and our indemnification agreements is not complete and is qualified in its entirety by reference to these documents, each of which is incorporated by reference as an exhibit to this Annual Report on Form 10-K.

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

The table below shows the compensation paid to our non-employee directors during 2022 and 2021.

Name		Fees earned or paid in cash	Stock awards ($)	Option awards ($)(3)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Francis Duhay, M.D.	2022	$32,500	-	$37,500	(1)	-	-	-	$70,000
	2021	$32,500	-	$37,500	(2)	-	-	-	$70,000
Dr. Sanjay Shrivastava	2022	$37,500	-	$37,500	(1)	-	-	-	$75,000
	2021	$37,500	-	$37,500	(2)	-	-	-	$75,000
Robert Gray	2022	$40,000	-	$37,500	(1)	-	-	-	$77,500
	2021	$40,000	-	$37,500	(2)	-	-	-	$77,500
Matthew Jenusaitis	2022	$37,500	-	$37,500	(1)	-	-	-	$75,000
	2021	$37,500	-	$37,500	(2)	-	-	-	$75,000

(1) Under the Company’s nonemployee director compensation program, Dr. Duhay, Dr. Shrivastava, Mr. Gray and Mr. Jenusaitis were each granted 7,211 options to purchase shares of our common stock on November 30, 2021, as part of their compensation for the year ending December 31, 2022, at an exercise price of $6.70 per share. The options were valued at $5.20 per share as of the date of the grant. The grant date value of each grant determined in accordance with FASB ASC Topic 718 was $37,500.

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

(3) Under the Company’s nonemployee director compensation program, Dr. Duhay, Dr. Shrivastava, Mr. Gray and Mr. Jenusaitis were each granted 8,403 options to purchase shares of our common stock on November 30, 2022, as part of their compensation for the year ending December 31, 2023, at an exercise price of $6.70 per share. The options were valued at $4.46 per share as of the date of the grant and will vest in equal quarterly portions starting on March 31, 2023 and through December 31, 2023, such that they are fully vested at December 31, 2023. The grant date value of each grant determined in accordance with FASB ASC Topic 718 was $37,500.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of February 27, 2023, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.

Applicable percentage ownership is based on 9,471,932 shares of common stock outstanding as the date of this Form 10-K. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or dispositive power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 27, 2023. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and dispositive power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

	Beneficial Ownership
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage
5% Stockholders
Perceptive Life Sciences Master Fund Ltd.(2)	937,515	9.9%

Named Executive Officers and Directors
Robert A. Berman (3)	1,073,853	10.2%
Marc Glickman, M.D.(4)	569,555	5.7%
Hamed Alavi (5)	313,039	3.2%
Craig Glynn (6)	285,035	2.9%
Francis Duhay, M.D. (7)	42,296	*
Dr. Sanjay Shrivastava (8)	25,273	*
Robert Gray(9)	28,240	*
Matthew Jenusaitis (10)	27,510	*
All directors and executive officers as a group (7 persons)	2,364,801	20.1%

* Represents beneficial ownership of less than 1%.

(1)	Except as otherwise noted below, the address for each person or entity listed in the table is c/o enVVeno Medical Corporation, 70 Doppler, Irvine, California 92618.
(2)	Based on a Schedule 13G filed by the Perceptive Live Sciences Master Fund Ltd. (the “Master Fund”). The Master Fund directly holds 781,615 shares of common stock and 1,759,035 pre-funded warrants. The pre-funded warrants may not be exercised if the Master Fund would beneficially own more than 9.9% of the Company’s outstanding shares of common stock after giving effect to such exercise. Perceptive Advisors serves as the investment manager to the Master Fund and may be deemed to beneficially own such shares. Mr. Edelman is the managing member of Perceptive Advisors and may be deemed to beneficially own such shares.
(3)	Includes 1,063,617 shares of common stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 2, 2023.
(4)	Includes 567,955 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 2, 2023.
(5)	Includes 313,039 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 2, 2023.
(6)	Includes 285,035 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 2, 2023.
(7)	Includes 21,385 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 2, 2023.
(8)	Includes 21,385 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 2, 2023.
(9)	Includes 20,585 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 2, 2023.
(10)	Includes 20,585 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 2, 2023.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2022 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) one percent of our average total assets at year end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive Compensation.”

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

Audit Fees. The aggregate fees billed by Marcum LLP (“Marcum”) for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $197,000 and $194,000, respectively. The above amounts include interim procedures, audit fees, fees related to registration statements filed during those years, and attendance at audit committee meetings.

All Other Fees. None.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee is ultimately responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. Our engagement of Marcum to conduct all audit and permissible non-audit related activities incurred during fiscal years 2022 and 2021 were approved by our audit committee in accordance with these procedures.

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

Exhibit Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2020).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 6, 2018).
3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 2, 2020).
3.4	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2021).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-220372) filed on September 7, 2017).
4.2	Form of Series A Preferred Stock Placement Agents’ Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
4.3	Form of Series B Preferred Stock Placement Agents’ Warrant (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
4.4	Form of Common Stock Purchase Warrant (issued in connection with the 2017 Notes) (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
4.5	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on January 26, 2018).
4.6	Form of Warrant to Purchase Shares of Common Stock (issued to Mr. Cantor) (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
4.7	Form of Amended and Restated Common Stock Purchase Warrant (issued in connection with the 2017 Notes) (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on January 26, 2018).
4.8	Form of Common Stock Purchase Warrant (issued in connection with the 2018 Notes) (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on January 26, 2018).
4.9	Form of Second Amended and Restated Common Stock Purchase Warrant (issued in connection with the 2017 Notes) (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
4.10	Form of Amended and Restated Common Stock Purchase Warrant (issued in connection with the 2018 Notes) (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
4.11	Form of Warrant Agreement (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 14, 2018).
4.12	Amendment to Warrant to Purchase Shares (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
4.13	Form of Warrant Certificate (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 14, 2018).
4.14	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2020).
4.15	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2020).
4.16	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2020).
4.17	Form of Warrant Agent Agreement, inclusive of Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2020).
4.18	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1/A (No. 333-239658) filed on July 16, 2020).
4.19	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2020).
4.20	Form of Warrant Agent Agreement (including Form of Warrant Certificate) (incorporated by reference to Exhibit 4.20 to the Registrant’s Registration Statement on Form S-1/A (No. 333 -251528) filed on February 5, 2021).
4.21	Form of Pre-Funded Warrant (Form of Placement Agency Agreement, dated September 3, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2021).
4.22	Form of Warrant (Form of Placement Agency Agreement, dated September 3, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 8, 2021).
4.23	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).

10.2	Employment Agreement, dated as of March 30, 2018, by and between the Registrant and Robert A. Berman. (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
10.3	Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.50 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 14, 2018).
10.4	Amendment No. 1 to Amended and Restated 2016 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
10.5	Amendment No. 2 to Amended and Restated 2016 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021).
10.6	Form of Stock Option Grant under Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.7	Form of Restricted Stock Unit under Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.8	Employment Agreement, dated as of July 26, 2019, by and between enVVeno Medical Corporation and Marc Glickman, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2019).
10.9	Form of Securities Purchase Agreement dated as of February 25, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2020).
10.10	Form of Securities Purchase Agreement, dated as of April 24, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2020).
10.11	Form of Placement Agency Agreement, dated as of April 24, 2020, by and between enVVeno Medical Corporation and Spartan Capital Securities, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2020).
10.12	Form of Securities Purchase Agreement dated as of June 1, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2020).
10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-1/A (No. 333-239658) filed on July 16, 2020).
10.14	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.54 to the Registrant’s Registration Statement on Form S-1/A (No. 333-239658) filed on July 16, 2020).
10.15	Form of Securities Purchase Agreement, dated as of October 7, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2020).
10.16	Form of Placement Agency Agreement, dated as of October 7, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 8, 2020).
10.17	Employment Agreement, dated as of February 19, 2021, by and between enVVeno Medical Corporation and Craig Glynn (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
10.18	At-the-Market Offering Agreement, dated August 12, 2021, by and between enVVeno Medical Corporation and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 12, 2021).
10.19	Form of Securities Purchase Agreement, dated September 3, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2021).
10.20	Form of Placement Agency Agreement, dated September 3, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 8, 2021).
10.21	Employment Agreement, dated as of July 29, 2020, by and between enVVeno Medical Corporation and Hamed Alavi.*
14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
21.1	Subsidiaries of the registrant incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
23.1	Consent of Marcum LLP, independent registered public accounting firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished and not filed herewith.

ITEM 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2023	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Chief Financial Officer
(Principal Financial and Accounting Officer)

ENVVENO MEDICAL CORPORATION

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

enVVeno Medical Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of enVVeno Medical Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 2, 2023

ENVVENO MEDICAL CORPORATION

BALANCE SHEETS

	December 31,
	2022	2021
(In thousands except par values, unless otherwise indicated)
Assets
Current Assets:
Cash and cash equivalents	$4,555	$54,728
Short-term investments	34,489	-
Prepaid expenses and other current assets	392	312
Total Current Assets	39,436	55,040
Property and equipment, net	521	618
Operating lease right-of-use assets, net	1,673	1,987
Security deposits and other assets	31	54
Total Assets	$41,661	$57,699

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$648	$560
Accrued expenses and other current liabilities	568	729
Current portion of operating lease liabilities	314	291
Total Current Liabilities	1,530	1,580
Long-term operating lease liabilities	1,402	1,715
Total Liabilities	2,932	3,295

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000 shares authorized, 9,472 and 9,470 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	-	-
Additional paid-in capital	145,249	136,255
Accumulated deficit	(106,520)	(81,851)
Total Stockholders’ Equity	38,729	54,404
Total Liabilities and Stockholders’ Equity	$41,661	$57,699

The accompanying notes are an integral part of these financial statements.

ENVVENO MEDICAL CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021
(In thousands except per share data)
Operating Expenses:
Selling, general and administrative expenses	$15,018	$11,165
Research and development expenses	9,914	5,728
Loss from Operations	(24,932)	(16,893)
Other (Income) Expense:
Gain on extinguishment of note payable	-	(313)
Realized gain from sales of trading securities	(53)	-
Unrealized gain from trading securities	(49)	-
Interest income, net	(161)	(19)
Other income	-	(33)
Total Other (Income) Expense	(263)	(365)

Net Loss	$(24,669)	$(16,528)

Net Loss Per Basic and Diluted Common Share:	$(2.20)	$(1.90)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,230	8,680

The accompanying notes are an integral part of these financial statements.

ENVVENO MEDICAL CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, unless otherwise indicated)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	2,542	$-	$72,421	$(65,323)	$7,098
Common stock issued in public offering	5,914	-	38,128	-	38,128
Common stock issued for exercise of warrants	53	-	245	-	245
Fair Value of Warrants Issued	-	-	212	-	212
Shares issued in satisfaction of trade payable	6	-	37	-	37
Common stock issued in At The Market Transactions (ATM)	171	-	960	-	960
Common stock issued in registered direct offering	781	-	18,274	-	18,274
Shared-Based Compensation	3	-	5,978	-	5,978
Net loss	-	-	-	(16,528)	(16,528)
Balance at December 31, 2021	9,470	-	136,255	(81,851)	54,404

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	9,470	$-	$136,255	$(81,851)	$54,404
Shared-Based Compensation	2	-	8,994	-	8,994
Net loss	-	-	-	(24,669)	(24,669)
Balance at December 31, 2022	9,472	-	145,249	(106,520)	38,729

The accompanying notes are an integral part of these financial statements.

ENVVENO MEDICAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
(In thousands, unless otherwise indicated)	2022	2021
Cash Flows from Operating Activities
Net loss	$(24,669)	$(16,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	8,994	5,999
Depreciation and amortization	212	149
Amortization of right-of-use assets	313	304
Unrealized loss from Investments	(49)	-
Gain on extinguishment of note payable	-	(313)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(80)	(38)
Security deposit and other assets	23	(25)
Accounts payable	88	(833)
Accrued expenses	(161)	(250)
Operating lease liabilities	(290)	(313)
Total adjustments	9,050	4,680
Net Cash Used in Operating Activities	(15,619)	(11,848)

Cash Flows from Investing Activities
Maturities of investments	13,688	-
Purchase of property and equipment	(115)	(368)
Purchases of investments	(48,127)	-
Net Cash Used in Investing Activities	(34,554)	(368)

Cash Flows from Financing Activities
Proceeds from shares issued under ATM	-	960
Proceeds from registered direct offering	-	18,274
Proceeds from public offerings, net	-	38,128
Proceeds from warrant exercises	-	245
Net Cash Provided by Financing Activities	-	57,607

Net Increase (Decrease) in Cash, Cash Equivalent, and Restricted Cash	(50,173)	45,391
Cash, cash equivalents and restricted cash - Beginning of year	54,728	9,337
Cash, cash equivalents and restricted cash - End of year	$4,555	$54,728

The accompanying notes are an integral part of these financial statements.

ENVVENO MEDICAL CORPORATION

STATEMENTS OF CASH FLOWS – continued

	Year Ended
	December 31,
(In thousands, unless otherwise indicated)	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash Received (Paid) During the Period For:
Interest received	$130	$-
Income taxes paid	$-	$-
Non-Cash Operating and Financing Activities
Gain on extinguishment of note payable	$-	$(313)
Fair value of common stock issued in satisfaction of trade payable	$-	$36
Fair value of warrants issued to Preferred Exchange Participants, SABR and re-priced placement agent warrant	$-	$(212)

The accompanying notes are an integral part of these financial statements.

ENVVENO MEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 – Business Organization and Nature of Operations

enVVeno Medical Corporation is a late stage clinical med-tech company focused on the advancement of innovative bioprosthetic (tissue-based) solutions to improve the standard of care for the treatment of venous disease. Chronic Venous Disease (CVD) is the world’s most prevalent chronic disease, impacting approximately 71% of the adult population of the U.S. Chronic Venous Insufficiency (CVI), is a large subset of CVD, which most often occurs when valves inside of the veins of the leg become damaged, resulting in the backwards flow of blood (reflux), blood pooling in the lower leg, increased pressure in the veins of the leg (venous hypertension) and in severe cases, venous ulcers that are difficult to heal. The Company is developing surgical and non-surgical replacement venous valves for patients suffering from severe CVI of the deep venous system of the leg.

The Company’s lead product is the VenoValve®, which is a first-in-class surgical replacement venous valve that is currently being evaluated in a U.S. pivotal study. The Company is also developing a second product called enVVe™, which is a first-in-class, non-surgical, transcatheter based replacement venous valve. The Company is currently waiting for regulatory approval to begin a first-in-human study for enVVe. Both the VenoValve and enVVe are designed to act as one-way valves, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs.

The VenoValve and enVVe are being developed first for approval by the U.S. Food and Drug Administration (FDA). We expect the VenoValve to be eligible for FDA approval first, followed two to three years later by enVVe. Once approved, we expect the VenoValve and enVVe to co-exist, with the VenoValve as a surgical replacement venous valve option and enVVe as a non-surgical replacement venous valve option. There are currently no devices approved as surgical or non-surgical replacement venous valves, and there are no effective treatments for deep venous CVI caused by incompetent valves.

Our team of officers and directors has been affiliated with numerous medical devices that have received FDA approval or CE marking and that have been commercially successful. We develop and manufacture our products in a 14,507 sq. ft. leased manufacturing facility in Irvine, California, which has been ISO 13485-2020 certified for the design, development and manufacturing of tissue based implantable medical devices.

Note 2 – Management’s Liquidity Plan

As of December 31, 2022, the Company had a cash balance of $4.6 million, investments of $34.5 and working capital of $37.9 million. Although the Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, Management believes that our capital resources at December 31, 2022, are sufficient to meet our obligations as they become due within one year after the date of this Annual Report.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Loss Contingencies

The Company will accrue an estimated loss if information available before the financial statements are issued or are available to be issued indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

Recently Adopted Accounting Standards

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

ENVVENO MEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 4 – Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $4.3 million as of December 31, 2022.

Note 5 – Investments

The components of investments were as follows at December 31, 2022:

(In thousands)

	Cash Equivalents	Short-Term Investment	Long Term Investment
Fair Value Level 1
U.S. Government securities	$4,040	$34,489	$-
Total debt investments	$4,040	$34,489	$-

Unrealized losses of $0.1 million for the year ending December 31, 2022 are from fixed-income securities and primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence. There were no similar investments at December 31, 2021.

Note 6 – Property and Equipment

As of December 31, 2022, and 2021, property and equipment consist of the following:

	December 31,
(In thousands)	2022	2021
Laboratory equipment	$524	$523
Furniture and fixtures	160	124
Computer equipment	222	164
Leasehold improvements	213	193
Software	251	251
Total property and equipment	1,370	1,255
Less: accumulated depreciation	(849)	(637)
Property and equipment, net	$521	$618

Depreciation expense was $0.2 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively. Depreciation expense is reflected in general and administrative expenses in the accompanying statements of operations.

ENVVENO MEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 7 – Right-of-Use Assets and Lease Liabilities

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

Our operating lease cost is as follows:

For the Year Ended December 31, 2022
Operating lease cost	$389

Supplemental cash flow information related to our operating lease is as follows:

(Dollars in thousands)	For the Year Ended December 31, 2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$365

Remaining lease term and discount rate for our operating lease is as follows:

December 31, 2022
Remaining lease term	4.7 years
Discount rate	3.95%

Maturity of our lease liabilities by fiscal year for our operating lease is as follows:

(In thousands)
Year ended December 31, 2023	$376
Year ended December 31, 2024	387
Year ended December 31, 2025	399
Year ended December 31, 2026	411
Year ended December 31, 2027	315
Total	$1,888
Less: Imputed interest	(172)
Present value of our lease liability	$1,716

ENVVENO MEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8 – Accrued Expenses

As of December 31, 2022 and 2021, accrued expenses consist of the following:

	December 31,
(In thousands)	2022	2021
Accrued compensation costs	$391	$525
Accrued professional fees	62	84
Accrued research and development	56	60
Other	59	60
Accrued expenses	$568	$729

Note 9 – Note Payable

On April 12, 2020, the Company obtained a loan (the “Loan”) in the amount of $0.3 million, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated April 12, 2020, was to mature on April 12, 2022, and bore interest at a rate of 1% per annum, payable monthly commencing on November 12, 2020. On September 8, 2021, the Company was notified the Loan and any accrued interest had been forgiven. In connection with this, the Company recorded a gain on extinguishment of debt of $0.3 million.

Note 10 – Income Taxes

The following summarizes the Company’s income tax provision (benefit):

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021
Federal:
Current	$-	$-
Deferred	(3,773)	(2,700)

State and local:
Current	-	-
Deferred	(1,258)	(900)
	(5,031)	(3,600)
Change in valuation allowance	5,031	3,600
Income tax provision (benefit)	$-	$-

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective tax rate for the year’s ended December 31, 2022 and 2021 is as follows:

	For the Years Ended December 31,
	2022	2021
Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(5.1)%	(7.0)%
Nondeductible compensation	5.7%	6.2%
Permanent differences	0.1%	(0.5)%
True up adjustments	(0.1)%	0.5%
Change in valuation allowance	20.4%	21.8%
Effective income tax rate	0.0%	0.0%

ENVVENO MEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets at December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$14,747	$12,882
Research and development credit carryforwards	186	186
Research and development expense	2,527	-
Intangible assets	247	276
Operating lease liability	480	78
Stock-based compensation	1,554	924
Impairment loss	137	137
Total gross deferred tax assets	19,878	14,483
Deferred tax liabilities
Operating lease asset	(468)	(71)
Property and equipment	(71)	(102)
Total net deferred tax assets	19,339	14,310
Less: valuation allowance	(19,339)	(14,310)
Total	$-	$-

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that recognition of the deferred tax assets arising from the above listed future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $5.0 million and $3.6 million during the years ended December 31, 2022 and 2021, respectively.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset its post-change income taxes may be limited. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s NOL carry forwards are subject to annual limitations due to greater than 50% ownership changes in 2018 and 2021.

At December 31, 2022 and 2021, the Company had post-ownership change net operating loss carryforwards for federal income tax purposes of approximately $52.7 million and $45.7 million, respectively. Pre-2018 federal NOLs of approximately $12.0 million may be carried forward for twenty years and begin to expire in 2029. Based on the 2020 and 2021 ownership changes, the Company expects $10.4 million of its pre-2018 federal NOLs to expire unused. Under current federal tax law, post-2017 federal NOLs in the aggregate amount of $40.7 million can be carried forward indefinitely and the annual limit of deduction equals 80% of taxable income. To the extent the Company utilizes its NOL carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities of the future period tax return in which the attribute is utilized. The Company also has federal research and development tax credit carryforwards of approximately $0.2 million which begin to expire in 2027.

As of December 31, 2022 and 2021, the Company had net operating loss carryforwards for state income tax purposes of approximately $52.5 million and $45.7 million, respectively, which can be carried forward for twenty years and begin to expire in 2029.

The Company files income tax returns in the U.S. federal jurisdiction as well as California and local jurisdictions and is subject to examination by those taxing authorities. The Company’s federal income taxes for the years beginning in 2018 remain subject to examination. The Company’s state and local income tax returns for the years beginning in 2019 remain subject to examination. No tax audits were initiated during 2022 or 2021.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2022 and 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.

On June 29, 2020, California’s Governor Newsom signed AB85 suspending California net operating loss (“NOL”) utilization and imposing a cap on the amount of business incentives tax credits (R&D credit) for tax years 2020-2022. Given the tax loss in 2021 and an expected tax loss for 2022, the suspension will not have an impact on the Company’s NOL in California. On February 9, 2022, Mr. Newsom signed SB113 which removes the restrictions in AB85 effective for the 2022 tax year.

ENVVENO MEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 11 – Commitments and Contingencies

Litigation Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

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

As of the date of these financial statements, the amount of loss or range of loss associated with these complaints, if any, cannot be reasonably estimated. Accordingly, no amounts related to these complaints are accrued as of December 31, 2022.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 12 –Stockholders’ Equity

Equity Issuances

During 2021 the Company completed various equity transactions to raise capital through the placement of its common stock. The following table provides an overview of these transactions.

Date	Description	Type	Number of shares	Number of pre-funded warrants	Net Proceeds
2021
February 11, 2021	Public Offering	Common Stock	5,914,284	-	$38,128
August 2021	At-the-Market Equity Program	Common Stock	170,963	-	$960
September 9, 2021	Registered Direct Offering	Common Stock and pre-funded warrants	781,615	1,759,031	$18,274
Total					$57,362

Warrants

A summary of warrant activity during the years ended December 31, 2022 and 2021 is presented below:

	Common Stock
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value (In thousands)
Outstanding, January 1, 2021	1,507,802	$20.10
Issued	4,895,016	4.59
Exercised	(52,827)	5.03
Cancelled	(38,286)	16.10
Outstanding, January 1, 2022	6,311,705	$8.80	4.2	$474
Issued	75,000	4.85
Exercised	-	-
Cancelled	(35,047)	109.50
Outstanding and exercisable, December 31, 2022	6,351,658	$8.21	6.0	$369

ENVVENO MEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 13 – Share Based Compensation

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

Stock Options

The fair value of each option grant is estimated at the grant date using the Black Scholes method. The following assumptions were used in estimating fair value:

	2022	2021
Expected term	5.5 – 6.5 years	5.44 – 6.5 years
Volatility	96.0 – 101.5%	112.94 – 103.6%
Risk free interest rate	1.88 – 4.74%	0.08 – 1.20%
Dividend yield	0.00%	0.00%

A summary of the option activity during the years ended December 31, 2022 and 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2021	210,689	$31.48
Granted	3,246,551	7.70
Forfeited	(15,333)	8.36
Outstanding, December 31, 2021	3,441,907	$9.16	8.7	$-
Granted	413,612	$6.71
Forfeited	(61,067)	7.87
Outstanding, December 31, 2022	3,794,452	$8.91	8.5	$-

Exercisable, December 31, 2022	2,317,427	$10.06	8.2	$-

The Company includes share-based compensation expense in selling, general and administrative expenses, and recognized $9.0 million and $6.0 million during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, there was $8.2 million of unrecognized share-based compensation expense related to outstanding stock options and restricted stock units that will be recognized over the weighted average remaining vesting period of 1.7 years.

ENVVENO MEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Restricted Stock Units

The Company also issues restricted shares and restricted stock units under the 2016 Plan. A summary of the restricted share and restricted stock units activity during the years ended December 31, 2022 and 2021 is presented below:

Number of
Restricted Shares
Outstanding, January 1, 2021	4,942
Granted	400,000
Shares vested	(2,860)
Outstanding, December 31, 2021	402,082
Granted	-
Shares Vested	(2,082)
Outstanding, December 31, 2022	400,000

A summary of outstanding restricted stock units as of December 31, 2022 is presented below:

Restricted Stock Units
Grant Date	Restricted Stock Unit for	Outstanding Number of Units	Weighted Average Remaining Life In Years
11/30/2021	Common Stock	400,000	-
	Total	400,000

Note 14 – Net Loss Per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of December 31, 2022 and 2021. Warrants exercisable for nominal consideration are included in the number of common shares outstanding to calculate net loss per common share.

	December 31,
	2022	2021
Shares of common stock issuable upon exercise of warrants	4,593,000	4,553,000
Shares of common stock issuable upon exercise of options and restricted stock units	4,194,000	3,844,000
Potentially dilutive common stock equivalents excluded from diluted net loss per share	8,787,000	8,397,000

