Form 10-Q
period 2023-03-31
enVVeno Medical Corp
filed 2023-04-28
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

As of April 26, 2023, there were 9,472,000 shares of common stock outstanding.

ENVVENO MEDICAL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2023	2022
(In thousands except par values, unless otherwise indicated)
Assets
Current Assets:
Cash and cash equivalents	$2,273	$4,555
Short-term investments	31,934	34,489
Prepaid expenses and other current assets	312	392
Total Current Assets	34,519	39,436
Property and equipment, net	472	521
Operating lease right-of-use assets, net	1,591	1,673
Security deposits and other assets	31	31
Total Assets	$36,613	$41,661

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$847	$1,216
Current portion of operating lease liabilities	320	314
Total Current Liabilities	1,167	1,530
Long-term operating lease liabilities	1,317	1,402
Total Liabilities	2,484	2,932

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000 shares authorized, 9,472 shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Additional paid-in capital	147,041	145,249
Accumulated deficit	(112,912)	(106,520)
Total Stockholders’ Equity	34,129	38,729
Total Liabilities and Stockholders’ Equity	$36,613	$41,661

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

(In thousands, except per share data)
Operating Expenses:
Selling, general and administrative expenses	$3,202	$3,783
Research and development expenses	3,595	1,552
Loss from Operations	(6,797)	(5,335)

Other Income:
Realized gain from sales of trading securities	(82)	-
Unrealized gain from trading securities	(278)	-
Interest income, net	(45)	(5)
Total Other Income	(405)	(5)

Net Loss	$(6,392)	$(5,330)

Net Loss Per Basic and Diluted Common Share:	$(0.57)	$(0.47)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,231	11,229

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(In thousands, unless otherwise indicated)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	9,472	$-	$145,249	$(106,520)	$38,729
Shared-Based Compensation	-	-	1,792	-	1,792
Net loss	-	-	-	(6,392)	(6,392)
Balance at March 31, 2023	9,472	$-	$147,041	$(112,912)	$34,129

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	9,470	$-	$136,255	$(81,851)	$54,404
Shared-Based Compensation	-	-	2,243	-	2,243
Net loss	-	-	-	(5,330)	(5,330)
Balance at March 31, 2022	9,470	$-	$138,498	$(87,181)	$51,317

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unless otherwise indicated)

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(6,392)	$(5,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,792	2,243
Depreciation and amortization	54	51
Amortization of right of use assets	82	78
Unrealized gain from Investments	(277)
Deposit applied to consulting services	-	25
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	80	-
Accounts payable	(268)	(3)
Accrued expenses and other current liabilities	(101)	(313)
Operating lease liabilities	(79)	(72)
Total adjustments	1,283	2,009
Net Cash Used in Operating Activities	(5,109)	(3,321)

Cash Flows from Investing Activities
Maturities of investments	11,460	-
Purchase of property and equipment	(5)	(69)
Purchase of investments	(8,628)	-
Net Cash Provided by (Used in) Investing Activities	2,827	(69)

Net Decrease in Cash	(2,282)	(3,390)
Cash, cash equivalents - Beginning of period	4,555	54,728
Cash, cash equivalents - End of period	$2,273	$51,338

	For the Three Months Ended March 31,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash Received During the Period For:
Interest, net	$45	$5

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Business Organization and Nature of Operations

enVVeno Medical Corporation is a late clinical-stage med-tech company focused on the advancement of innovative bioprosthetic (tissue-based) solutions to improve the standard of care for the treatment of venous disease. The Company is developing surgical and non-surgical replacement venous valves for patients suffering from severe Chronic Venous Insufficiency (CVI) of the deep venous system of the leg. CVI most often occurs when valves inside the veins of the leg become damaged, resulting in the backwards flow of blood (reflux), blood pooling in the lower leg, increased pressure in the veins of the leg (venous hypertension) and in severe cases, venous ulcers that are difficult to heal. The Company’s lead product is the VenoValve® which is currently being evaluated in a U.S. pivotal study. The Company is also developing a second product called enVVe™, which is a transcatheter based replacement venous valve. Both the VenoValve and enVVe are designed to act as one-way valves, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs. Our team of officers and directors has been affiliated with numerous medical devices that have received FDA approval or CE marking and that have been commercially successful. We develop and manufacture our products in a 14,507 sq. ft. leased manufacturing facility in Irvine, California, which has been ISO 13485-2020 certified for the design, development and manufacturing of tissue based implantable medical devices.

Note 2 – Management’s Liquidity Plan

As of March 31, 2023, the Company had a cash and investment balance of $34.2 million and working capital of $33.4 million. Although the Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, Management believes that our capital resources at March 31, 2023 are sufficient to meet our obligations as they become due within one year after the date of this Quarterly Report, and sustain operations.

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023. The accompanying condensed balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 – Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $2.0 million and $4.3 million as of March 31, 2023 and December 31, 2022, respectively.

Note 5 – Property and Equipment

As of March 31, 2023 and December 31, 2022, property and equipment consist of the following:

(In thousands)	March 31,	December 31,
	2023	2022
Laboratory equipment	$524	$524
Furniture and fixtures	160	160
Computer equipment	227	222
Leasehold improvements	213	213
Software	251	251
Total property and equipment	1,375	1,370
Less: accumulated depreciation	(903)	(849)
Property and equipment, net	$472	$521

Depreciation expense amounted to $0.1 million for the three months ended March 31, 2023 and 2022. Depreciation expense is reflected in general and administrative expenses in the accompanying statements of operations.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Accounts Payable Accrued Expenses and Other Current Liabilities

As of March 31, 2023, and December 31, 2022, accounts payable, accrued expenses and other current liabilities consist of the following:

(In thousands)	March 31,	December 31,
	2023	2022
Accounts payable	$380	$648
Accrued compensation costs	362	391
Accrued professional fees	22	62
Accrued research and development	-	56
Other accrued expenses	83	59
Total accrued expenses and other current liabilities	$847	$1,216

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

The Company has denied all claims in both matters (which have now been consolidated) and has filed a counterclaim asserting that Rankin has breached his employment agreement with the Company to the Company’s damage. The Company continues to believe it has meritorious defenses to both matters which are currently set for trial on October 30, 2023.

As of the date of these financial statements, the amount of loss associated with these complaints, if any, cannot be reasonably estimated. Accordingly, no amounts related to these complaints are accrued as of March 31, 2023.

ENVVENO MEDICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 –Stockholders’ Equity

Stock Options

From time to time, the Company issues options for the purchase of its common stock to employees and others. The Company recognized $1.8 million and $2.2 million of share-based compensation related to stock options during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $6.6 million of unrecognized share-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.7 years. Share-based compensation is reflected in selling, general and administrative expenses in the accompanying condensed statements of operations.

Note 9 – Net Loss per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of March 31, 2023 and 2022:

(In thousands)	March 31,
	2023	2022
Shares of common stock issuable upon exercise of warrants	4,589	4,553
Shares of common stock issuable upon exercise of options	4,206	3,454
Potentially dilutive common stock equivalents excluded from diluted net loss per share	8,795	8,007

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

The VenoValve and enVVe are being developed first for approval by the U.S. Food and Drug Administration (FDA). We expect the VenoValve to be eligible for FDA approval first, followed two to three years later by enVVe. If approved, we expect the VenoValve and enVVe to co-exist, with the VenoValve as a surgical replacement venous valve option and enVVe as a non-surgical replacement venous valve option, although we cannot provide any assurance that either the VenoValve or enVVe will receive approval from the FDA (see the section entitled “Risk Factors” in our Annual Report on Form 10-K). There are currently no devices approved as surgical or non-surgical replacement venous valves, and there are no effective treatments for deep venous CVI caused by incompetent valves.

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

At the end of the VenoValve first-in-human study, eight (8) study participants agreed to additional monitoring. In November of 2022, three-year follow-up data was presented at the 49th Annual VEITH Symposium in New York city for this cohort of patients. That data indicated no recurrences of the severe CVI that was present pre-VenoValve, including no ulcer recurrences for those patients who had venous ulcers (C6 patients) prior to receiving the VenoValve. There were no reported safety issues from the end of one (1) year first-in-human study to the end of the three (3) year reporting period. In addition, the patients continued to show improvements compared to pre-surgery levels, reporting 62%, 64%, and 84%, average improvements in reflux, VCSS, and VAS scores, respectively, at an average of three (3) years post VenoValve surgery. One deep vein thrombosis (DVT) occurred between year 2 and year 3 due to patient non-compliance with anti-coagulation medication. In addition to presenting at leading academic and vascular conferences around the world, results from the VenoValve first-in-human study and following observational period have been published in the Journal of Vascular Surgery Venous and Lymphatic Disorders, the Journal of Vascular and Endovascular Surgery, and JAMA Surgery Journal.

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

enVVe

On September 21, 2022, we announced the development of a non-surgical transcatheter based replacement venous valve called enVVe™, for the treatment of CVI of the deep veins of the leg. Preliminary bench testing and animal testing for enVVe were completed before our announcement. We also filed an application seeking approval to begin a first-in-human (FIH) trial in Columbia. The trial will be known as the Transcatheter Anti-reflux, Venous Valve Endoprosthesis first-in-human (TAVVE-FIH) study. The initial phase of the TAVVE-FIH study will seek to enroll 3 to 5 patients across multiple sites.

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

Capital

We finished 2022 with approximately $39.1 million of cash and investments and had approximately $34.2 million of cash and investments at March 31, 2023. At our existing cash burn rate of approximately $4 - 5 million per quarter, we should have sufficient cash to fund operations through the end of 2024 and into 2025. With primary endpoints following full enrollment in the SAVVE pivotal trial of thirty (30) days for safety, and six (6) months for effectiveness, we expect to have primary endpoint data well in advance of the need to raise additional capital.

Intellectual Property

We possess an extensive proprietary processing and manufacturing methodology specifically applicable to the design, processing, manufacturing and sterilization of biologic devices. This includes FDA compliant quality control and assurance programs, proprietary tissue processing technologies demonstrated to eliminate recipient immune responses, trusted relationship with abattoir suppliers, and a combination of tissue preservation and gamma irradiation that enhances device functions and guarantees sterility. We have filed numerous patent applications for the VenoValve with the U.S. Patent and Trademark Office (USPTO) and throughout the world. We currently have nineteen (19) patents granted from agencies around the world including five (5) from the USPTO.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

Overview

We reported net losses of $6.4 million and $5.3 million for the three months ended March 31, 2023 and 2022, respectively, representing an increase in net loss of $1.1 million, or 21%, resulting from an increase in operating expenses.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our lead product candidate.

Selling, General and Administrative Expenses

For the three months ended March 31, 2023, selling, general and administrative expenses decreased by $0.6 million or 16%, to $3.2 million from $3.8 million for the three months ended March 31, 2022. Of this decrease, $0.4 million was due to share based compensation, which decreased to $1.8 million in 2023 from $2.2 million in 2022, primarily because of the timing of vesting of grants made in 2021. The remaining $0.2 million decrease reflects $0.1 million from lower Delaware franchise taxes in 2023, and $0.1 million from lower outside services cost related to investor relations and our website update.

Research and Development Expenses

For the three months ended March 31, 2023, research and development expenses increased by $2.0 million or 125%, to $3.6 million from $1.6 million for the three months ended March 31, 2022. This increase primarily resulted from $1.6 million in costs related the SAVVE study, $0.3 million increase in lab and personnel costs to support the VenoValve pivotal trial and enVVe development, and $0.1 million in travel costs, also related to the SAVVE study.

Other Income

For the three months ended March 31, 2023, other income was $0.4 million compared to nil in 2022. Other income in 2023 reflects interest, realized gains and unrealized gains from our program to invest excess cash in US Treasury bills, which we had not yet commenced during the three months ended March, 31, 2022.

Liquidity and Capital Resources

For the three-months ended March 31, 2023, the Company incurred losses from operations of $6.8 million and used $5.1 million cash in operating activities. The net cash used in operating activities during the 2023 period increased by $1.8 million from $3.3 million for the quarter ended March 31, 2022.

The losses and the uses of cash are primarily due to the Company’s administrative and product research and development activities. Administrative functions relate to costs to support the Company’s public reporting and investor relations activities as well as internal administrative functions. Research and development activities are for continued product development and clinical trials for our product candidates, currently the VenoValve and enVVe. The Company will continue to incur these costs to complete its clinical trials, enhance products, develop new products, and operate as a public company. Although we have discretion in how we use the Company’s cash resources, we expect to continue these activities for the foreseeable future as we seek to obtain regulatory approval for our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize one or more of our product candidates.

Our cash flows from investing activity consist of maturities and purchases of US Treasury bills from our program to invest excess cash, and purchases of property and equipment for our lab and offices. During the quarter ended March 31, 2023 we purchased $8.6 million of treasury bills and $11.5 million of them matured generating $0.1 million in realized gains and interest income. We expect to continue investing as the treasury bills mature and as allowed by the cash requirements of our operations. In the quarter ended March 31, 2023, our purchases of property and equipment consisting primarily of lab and test equipment, were less than $0.1 million.

We do not currently have material commitments for capital expenditures or other expenditures except for our facility lease commitment of $0.4 million per year. However, we expect a modest increase in purchases of property and equipment as we continue SAVVE, plan for commercialization of the VenoValve and continue development of enVVe.

The Company has historically funded its operations through financing activities such as the capital raises completed in 2021. Our cash and investments balances as of March 31, 2023, were $2.3 million and $31.9 million, respectively. Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials and related product development costs and our ability to successfully bring products to market. At our existing cash burn rate of approximately $4 - 5 million per quarter, we should have sufficient cash to fund operations through the end of 2024 and into 2025. With primary endpoints following full enrollment in the SAVVE pivotal trial of thirty (30) days for safety, and six (6) months for effectiveness, we expect to have primary endpoint data well in advance of the need to raise additional capital. Any inability to raise additional financing would have a material adverse effect on us.

Based upon our cash and working capital as of March 31, 2023, we have sufficient capital resources to meet our obligations as they become due for at least one year after the date of this Report and sustain operations.

As of April 26, 2023, we had a cash and investment balances of $2.8 million and $31.0 million, respectively.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2023, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The complaint asserts several causes of action, including defamation, unlawful labor code violations, sex-based discrimination, and unfair competition, and seeks damages for lost wages, emotional and mental distress, consequential damages, punitive damages and attorney’s fees and costs. Mr. Rankin resigned as the Company’s Chief Financial Officer, Secretary and Treasurer on March 30, 2020.

The Company has denied all claims in both matters (which have now been consolidated) and has filed a counterclaim asserting that Rankin has breached his employment agreement with the Company to the Company’s damage. The Company continues to believe it has meritorious defenses to both matters, which are currently set for trial on October 30, 2023.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Form 10-K, filed with the SEC on March 2, 2023.

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

Date: April 28, 2023	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Chief Financial Officer
(Principal Financing and Accounting Officer)

