Form 10-Q
period 2023-06-30
enVVeno Medical Corp
filed 2023-07-31
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

As of July 27, 2023, there were 9,472,000 shares of common stock outstanding.

ENVVENO MEDICAL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
(In thousands except par values, unless otherwise indicated)
Assets
Current Assets:
Cash and cash equivalents	$4,714	$4,555
Short-term investments	25,042	34,489
Prepaid expenses and other current assets	352	392
Total Current Assets	30,108	39,436
Property and equipment, net	438	521
Operating lease right-of-use assets, net	1,509	1,673
Security deposits and other assets	31	31
Total Assets	$32,086	$41,661

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,715	$1,216
Current portion of operating lease liabilities	352	314
Total Current Liabilities	2,067	1,530
Long-term operating lease liabilities	1,207	1,402
Total Liabilities	3,274	2,932

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000 shares authorized, 9,472 shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Additional paid-in capital	148,198	145,249
Accumulated deficit	(119,386)	(106,520)
Total Stockholders’ Equity	28,812	38,729
Total Liabilities and Stockholders’ Equity	$32,086	$41,661

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In thousands, except per share data)
Operating Expenses:
Selling, general and administrative expenses	2,600	3,913	5,805	7,696
Research and development expenses	4,214	3,073	7,806	4,625
Loss from Operations	(6,814)	(6,986)	(13,611)	(12,321)

Other (Income) Expense:
Realized gain from sales of trading securities	(168)	-	(250)	-
Unrealized (gain) loss from of trading securities	(133)	113	(411)	113
Interest income, net	(39)	(37)	(84)	(42)
Total Other (Income) Expense	(340)	76	(745)	71
Net Loss	$(6,474)	$(7,062)	$(12,866)	$(12,392)

Net Loss Per Basic and Diluted Common Share:	$(0.58)	$(0.63)	$(1.15)	$(1.10)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,231	11,229	11,231	11,229

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, unless otherwise indicated)

(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2023	9,472	-	$147,041	$(112,912)	$34,129
Shared-Based Compensation	-	-	1,157	-	1,157
Net loss	-	-	-	(6,474)	(6,474)
Balance at June 30, 2023	9,472	$-	$148,198	$(119,386)	$28,812

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	9,472	$-	$145,249	$(106,520)	$38,729
Shared-Based Compensation	-	-	2,949	-	2,949
Net loss	-	-	-	(12,866)	(12,866)
Balance at June 30, 2023	9,472	$-	$148,198	$(119,386)	$28,812

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, unless otherwise indicated)

(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2022	9,470	-	$138,498	$(87,181)	$51,317
Shared-Based Compensation	-	-	2,303	-	2,303
Net loss	-	-	-	(7,062)	(7,062)
Balance at June 30, 2022	9,470	$-	$140,801	$(94,243)	$46,558

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	9,470	$-	$136,255	$(81,851)	$54,404
Shared-Based Compensation	-	-	4,546	-	4,546
Net loss	-	-	-	(12,392)	(12,392)
Balance at June 30, 2022	9,470	$-	$140,801	$(94,243)	$46,558

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unless otherwise indicated)

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(12,866)	$(12,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,949	4,546
Depreciation and amortization	109	104
Amortization of right of use assets	165	158
Deposit applied to consulting services	-	23
Unrealized (gain) loss from investments	(411)	113
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	40	89
Accounts payable	656	474
Accrued expenses and other current liabilities	(157)	(250)
Operating lease liabilities	(157)	(145)
Net Cash Used in Operating Activities	(9,672)	(7,280)

Cash Flows from Investing Activities
Maturities of investments	24,956	-
Purchase of property and equipment	(26)	(92)
Purchases of investments	(15,099)	(38,286)
Net Cash Provided by (Used in) Investing Activities	9,831	(38,378)

Net (Decrease) Increase in Cash	159	(45,658)
Cash, cash equivalents - Beginning of period	4,555	54,728
Cash, cash equivalents - End of period	4,714	$9,070

	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash Received During the Period For:
Interest, net	$84	$42

Non-Cash Financing Activities
Fair value of warrants issued in satisfaction of trade payables and accrued expenses	$-	$(65)

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

The Company is also developing a second product called enVVe®, which is a transcatheter based replacement venous valve. Both the VenoValve and enVVe are designed to act as one-way valves, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs. Our team of officers and directors has been affiliated with numerous medical devices that have received FDA approval or CE marking and that have been commercially successful.

The Company develops and manufactures its products in a 14,507 sq. ft. leased manufacturing facility in Irvine, California, which has been ISO 13485-2016 certified for the design, development and manufacturing of tissue based implantable medical devices.

Note 2 – Management’s Liquidity Plan

As of June 30, 2023, the Company had a cash balance of $4.7 million, investments of $25.0 million and working capital of $28.0 million. Although the Company expects to continue incurring losses and may need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, Management believes that our capital resources at June 30, 2023 are sufficient to meet our obligations as they become due within one year after the date of this Quarterly Report.

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022.

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023. The accompanying condensed balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Investments

The components of investments were as follows at June 30, 2023 and December 31, 2022:

(In thousands)
	June 30, 2023		December 31, 2022
	Cash Equivalents	Short-Term Investment	Cash Equivalents	Short-Term Investments
Fair Value Level 1
U.S. Government securities	$4,542	$25,042	$4,040	$34,489
Total debt investments	$4,542	$25,042	$4,040	$34,489

Unrealized and realized gains and losses on the accompanying statement of operations result from fixed-income securities and primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Note 5 – Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.25 million at each institution. There were aggregate uninsured cash balances of $4.5 and $4.3 million as of June 30, 2023 and December 31, 2022, respectively.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Accounts Payable Accrued Expenses and Other Current Liabilities

As of June 30, 2023, and December 31, 2022, accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2023	2022
Accounts payable	$1,304	$648
Accrued compensation costs	285	391
Accrued professional fees	33	62
Other accrued expenses	93	115
Total accrued expenses and other current liabilities	$1,715	$1,216

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

The complaints assert several causes of action including a cause of action alleging failure to timely pay Mr. Rankin’s accrued and unused vacation and three months’ severance under his July 16, 2018 employment agreement, defamation, unlawful Labor Code violations, sex-based discrimination, and unfair competition, and seeks damages for lost wages, emotional and mental distress, consequential damages, punitive damages and attorney’s fees and costs.

The Company has denied all claims in both matters (which have now been consolidated) and has filed a counterclaim asserting that Rankin has breached his employment agreement with the Company to the Company’s damage. The Company continues to believe it has meritorious defenses to both matters which are currently set for trial on October 30, 2023.

As of the date of these financial statements, the amount of loss associated with these complaints, if any, cannot be reasonably estimated. Accordingly, no amounts related to these complaints are accrued as of June 30, 2023.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 –Stockholders’ Equity

Stock Options

During the six-months ended June 30, 2023, the Company granted options to employees for the purchase of 95,000 shares with a weighted average exercise price of $6.70 per share.

The Company recognized $2.9 million and $4.5 million of share-based compensation related to stock options during the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, there was $5.6 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.5 years.

Note 9 – Net Loss per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of June 30, 2023 and 2022:

	June 30,
(In thousands)	2023	2022
Shares of common stock issuable upon exercise of warrants	4,513	4,578
Shares of common stock issuable upon exercise of options	4,269	3,445
Potentially dilutive common stock equivalents excluded from diluted net loss per share	8,782	8,023

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

Unless the context requires otherwise, references in this document to “NVNO”, “we”, “our”, “us” or the “Company” are to enVVeno Medical Corporation.

Overview

enVVeno Medical Corporation is a late clinical-stage medical device company focused on the advancement of innovative bioprosthetic (tissue-based) solutions to improve the standard of care for the treatment of venous disease. Chronic Venous Disease (CVD) is the world’s most prevalent chronic disease, impacting approximately 71% of the adult population of the U.S. Chronic Venous Insufficiency (CVI), is a large subset of CVD, which most often occurs when valves inside of the veins of the leg become damaged, resulting in the backwards flow of blood (reflux), blood pooling in the lower leg, increased pressure in the veins of the leg (venous hypertension) and in severe cases, venous ulcers that are difficult to heal. The Company is developing surgical and non-surgical replacement venous valves for patients suffering from severe CVI of the deep venous system of the leg.

The Company’s lead product is the VenoValve®, which is a first-in-class surgical replacement venous valve that is currently being evaluated in a U.S. pivotal study. The Company is also developing a second product called enVVe®, which is a first-in-class, non-surgical, transcatheter based replacement venous valve. The Company is currently waiting for regulatory approval to begin a first-in-human study for enVVe. Both the VenoValve and enVVe are designed to act as one-way valves, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs.

The VenoValve and enVVe are being developed first for approval by the U.S. Food and Drug Administration (FDA). We expect the VenoValve to be eligible for FDA approval first, followed two to three years later by enVVe. If approved, we expect the VenoValve and enVVe to co-exist, with the VenoValve as a surgical replacement venous valve option and enVVe as a non-surgical replacement venous valve option, although we cannot provide any assurance that either the VenoValve or enVVe will receive approval from the FDA (see the section entitled “Risk Factors” in our Annual Report on Form 10-K). There are currently no devices approved as surgical or non-surgical replacement venous valves, and there are currently no effective treatments for deep venous CVI caused by incompetent valves.

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

VenoValve

The VenoValve® is a porcine based replacement venous valve developed at enVVeno Medical to be surgically implanted in the deep venous system of the leg to treat severe CVI. By reducing reflux and lowering pressure (venous hypertension) within the deep venous system of the leg, the VenoValve has the potential to reduce or eliminate the symptoms of severe deep venous CVI, including the potential to heal recurring venous leg ulcers. The VenoValve is implanted into the femoral vein of the patient in an open surgical procedure via a 5-to-6-inch incision in the upper thigh. As our planned initial entrant to the replacement venous valve market, we estimate that approximately 2.5 million people with severe deep venous CVI in the U.S. would be candidates for the VenoValve.

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

In November of 2022, we announced we had passed a preliminary safety review by the FDA for the first twenty (20) patients enrolled in the SAVVE trial. The FDA had requested that we submit preliminary safety data at thirty (30) days post VenoValve® implantation for the first twenty (20) patients enrolled in the study. The preliminary safety data included one (1) device related (mild) and two (2) procedure related (moderate) adverse events. After review by the FDA, the study was cleared to continue without modification or interruption.

The mass resignations and continuing turnover of healthcare workers following the COVID-19 pandemic continues to put an enormous strain on hospital resources, including their clinical staffing and research capabilities These factors impact the rate at which clinical trials such as SAVVE enroll and progress. We have taken several steps to help address the hospital staffing shortages, including our hiring of 4 Clinical Technologists, with extensive and specialized experience in duplex sonography of the deep venous system, to assist in training site personnel, proctoring Duplex Ultrasound examinations, and providing assistance for the SAVVE study. On July 5, 2023 we announced that that we have enrolled 57 subjects in the SAVVE trial and that we expect to achieve full enrollment (75 subjects) by the end of 2023.

enVVe

On September 21, 2022, we announced the development of a non-surgical transcatheter based replacement venous valve called enVVe®, for the treatment of CVI of the deep veins of the leg. Preliminary bench testing and animal testing for enVVe were completed before our announcement. We have filed an application seeking approval to begin an early feasibility study for enVVe. The trial will be known as the Transcatheter Anti-reflux, Venous Valve Endoprosthesis early feasibility study (TAVVE-EFS) study. The initial phase of the TAVVE-EFS study will seek to enroll 3 to 5 patients across multiple sites.

Several parameters will be evaluated over the course of the study including safety and technical success of the enVVe venous valve delivery system, and the safety and clinical performance of the enVVe venous valve. enVVe is delivered into the femoral vein of the patient via a minimally invasive procedure requiring no general anesthesia and no overnight hospital stay. Due to the minimally invasive nature of the procedure, we expect to be able to reach patients with less severe CVI or who may otherwise not be good candidates for a surgical device, and estimate the U.S. market for enVVe to be approximately 3.5 million patients.

Capital

We finished 2022 with approximately $39.1 million of cash and investments and had approximately $29.8 million of cash and investments at June 30, 2023. At our existing cash burn rate of approximately $4 - 5 million per quarter, we should have sufficient cash to fund operations through the end of 2024 and into 2025. With primary endpoints following full enrollment in the SAVVE pivotal trial of thirty (30) days for safety, and six (6) months for effectiveness, we expect to have primary endpoint data well in advance of the need to raise additional capital.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

Overview

We reported net losses of $6.5 million and $7.1 million for the three months ended June 30, 2023 and 2022, respectively, representing a decrease in net loss of $0.6 million, or 8%, resulting from a decrease in operating expenses and an increase in other income.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our lead product candidate.

Selling, General and Administrative Expenses

For the three months ended June 30, 2023, selling, general and administrative expenses decreased by $1.3 million or 33%, to $2.6 million from $3.9 million for the three months ended June 30, 2022. This decrease was due to a $1.2 million decrease in share-based compensation, and a $0.1 million decrease in professional fees. Share-based compensation decreased because the expense related to portions of grants made during 2021 has been fully amortized and subsequent grants have been of smaller value.

The remaining $0.1 million decrease results mainly from reductions in legal and accounting fees during the 2023 period.

Research and Development Expenses

For the three months ended June 30, 2023, research and development expenses increased by $1.1 million or 35%, to $4.2 million from $3.1 million for the three months ended June 30, 2022. This increase primarily resulted from $1.0 million in costs related the SAVVE study, $0.1 million increase in personnel costs due to additional staff, and $0.1 million in travel costs, both mainly to support the SAVVE, partially offset by a decrease of $0.1 million in lab costs for VenoValve® continued development.

Other (Income) Expense

For the three months ended June 30, 2023, other (income) expense increased $0.4 million from $0.1 million in net expense for the three months ended June 30, 2022 to $0.3 million other income for the three months ended June 30, 2023. Other (income) expense is primarily related to interest income and realized gains and unrealized (gain)/loss from investments reflecting the Company’s investment activities in US Treasuries including realized gains, interest income and unrealized gains and losses resulting from changes in market value of the US Treasuries purchased by the Company. The increase reflects higher yields realized for the three months ended June 30, 2023 due to changes in interest rates resulting from recent US Federal Reserve actions. We expect the market value of these investments to fluctuate somewhat during their term, however all these Treasuries were purchased to provide a positive yield over their term.

Comparison of the six months ended June 30, 2023 and 2022

Overview

We reported net losses of $12.9 million and $12.4 million for the six months ended June 30, 2023 and 2022, respectively, representing an increase in net loss of $0.5 million or 4%, due to an increase in operating expenses of $1.3 million partially offset by an increase in net other income and expense of $0.8 million.

Selling, General and Administrative Expenses

For the six months ended June 30, 2023, selling, general and administrative expenses decreased $1.9 million or 25%, to $5.8 million from $7.7 million for the six months ended June 30, 2022. Of this decrease, $1.6 million was due to share based compensation from grants made during 2021 because the expense related to portions of grants made during 2021 has been fully amortized and subsequent grants have been of smaller value.

The remaining $0.3 million decrease in expenses is attributable to $0.1 million from lower legal costs mainly related to intellectual property, $0.1 million from lower Delaware franchise taxes in 2023, and $0.1 million from lower insurance costs related to decreased cost for D&O insurance.

Research and Development Expenses

For the six months ended June 30, 2023, research and development expenses increased by $3.1 million or 66%, to $7.8 million from $4.7 million for the six months ended June 30, 2022. This increase primarily resulted from $2.7 million in costs related the SAVVE study, $0.5 million increase in personnel costs due to additional staff, and $0.1 million in travel costs to support the SAVVE study, partially offset by $0.2 million lower lab related costs.

Other (Income) Expense

For the six months ended June 30, 2023, other (income) expense increased $0.8 million to $0.7 million net other income from $0.1 million net other expense for the six months ended June 30, 2022. Other (income) expense is related to interest income and realized and unrealized (gain)/loss from investments reflecting the Company’s investment activities in US Treasuries and reflects realized gains, interest income and unrealized gains and losses resulting from changes in market value of the US Treasuries purchased by the Company. The increase reflects higher yields realized for the six months ended June 30, 2023 due to changes in interest rates resulting from recent US Federal Reserve actions. We expect the market value of these investments to fluctuate somewhat during their term, however all these Treasuries were purchased to provide a positive yield over their term.

Liquidity and Capital Resources

For the six-months ended June 30, 2023, the Company incurred a net loss of $12.9 million and used $9.7 million cash in operating activities. Net cash used in operating activities for the period ended June 30, 2023 period increased by $2.4 million from $7.3 million for the period ended June 30, 2022.

The losses and the uses of cash are primarily due to the Company’s administrative and product research and development activities. Administrative functions relate to costs to support the Company’s public reporting and investor relations activities as well as internal administrative functions. Research and development activities are for continued product development and clinical trials for our product candidates, currently the VenoValve® and enVVe®. The Company will continue to incur these costs to complete its clinical trials, enhance products, develop new products, and operate as a public company. Although we have discretion in how we use the Company’s cash resources, we expect to continue these activities for the foreseeable future as we seek to obtain regulatory approval for our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize one or more of our product candidates.

Our cash flows from investing activity consist of maturities and purchases of US Treasury bills from our program to invest excess cash, and purchases of property and equipment for our lab and offices. During the six months ended June 30, 2023 we purchased $15.1 million of treasury bills and $25.0 million of them matured generating $0.3 million in realized gains and interest income. We expect to continue investing as the treasury bills mature and as allowed by the cash requirements of our operations. In the six months ended June 30, 2023, our purchases of property and equipment consisting primarily of lab and test equipment, were less than $0.1 million.

We do not currently have material commitments for capital expenditures or other expenditures except for our facility lease commitment of $0.4 million per year. However, we expect a modest increase in purchases of property and equipment as we continue SAVVE, plan for commercialization of the VenoValve and continue development of enVVe.

The Company has historically funded its operations through financing activities such as the capital raises completed in 2021. Our cash and investments balances as of June 30, 2023, were $4.7 million and $25.0 million, respectively. Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials and related product development costs and our ability to successfully bring products to market. At our existing cash burn rate of approximately $4 - 5 million per quarter, we should have sufficient cash to fund operations through the end of 2024 and into 2025. With primary endpoints following full enrollment in the SAVVE pivotal trial of thirty (30) days for safety, and six (6) months for effectiveness, we expect to have primary endpoint data well in advance of the need to raise additional capital. Any inability to raise additional financing would have a material adverse effect on us.

Based upon our cash and working capital as of June 30, 2023, we have sufficient capital resources to meet our obligations as they become due for at least one year after the date of this Report and sustain operations.

As of July 27, 2023, we had a cash and investment balances of $3.5 million and $25.1 million, respectively.

The mass resignations and continuing turnover of healthcare workers following the COVID-19 pandemic continues to put an enormous strain on hospital resources including their clinical staffing and research capabilities. These factors impact the rate at which clinical trials such as SAVVE enroll and progress. We have taken several steps to help address the hospital staffing shortages, including our hiring of 4 Clinical Technologists, with extensive and specialized experience in duplex sonography of the deep venous system, to assist in training site personnel, proctoring Duplex Ultrasound examinations, and providing assistance for the SAVVE study.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2023, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2023, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The complaints assert several causes of action, including a cause of action alleging failure to timely pay Mr. Rankin’s accrued and unused vacation and three months’ severance under his July 16, 2018 employment agreement, defamation, unlawful Labor Code violations, sex-based discrimination, and unfair competition, and seeks damages for lost wages, emotional and mental distress, consequential damages, punitive damages and attorney’s fees and costs.

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

Date: July 31, 2023	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Chief Financial Officer
(Principal Financing and Accounting Officer)

