Form 10-K
period 2023-12-31
enVVeno Medical Corp
filed 2024-02-29
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 (the last business date of the registrant’s most recently completed second fiscal quarter), based on the last sale price of the registrant’s common stock on such date was $29.2 million.

As of February 27, 2024, there were 13,317,000 shares of common stock outstanding.

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

Overview

enVVeno Medical Corporation is a late clinical-stage medical device company focused on the advancement of innovative bioprosthetic (tissue-based) solutions to improve the standard of care for the treatment of venous disease. Chronic Venous Disease (CVD) is the world’s most prevalent chronic disease, impacting approximately 70% of the adult population of the U.S. Chronic Venous Insufficiency (CVI), is a large subset of CVD, which most often occurs when valves inside of the veins of the leg become damaged, resulting in the backwards flow of blood (reflux), blood pooling in the lower leg, increased pressure in the veins of the leg (venous hypertension) and in severe cases, venous ulcers that are difficult to heal. The Company is developing surgical and non-surgical replacement venous valves for patients suffering from severe CVI of the deep venous system of the leg.

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

The VenoValve and enVVe are being developed first for approval by the U.S. Food and Drug Administration (FDA). We expect the VenoValve to be eligible for FDA approval first, followed two to three years later by enVVe. If approved, we expect the VenoValve and enVVe to co-exist, with the VenoValve as a surgical replacement venous valve option and enVVe as a non-surgical replacement venous valve option, although we cannot provide any assurance that either the VenoValve or enVVe will receive approval from the FDA (see the section entitled “Risk Factors” in this Annual Report on Form 10-K). There are currently no devices approved as surgical or non-surgical replacement venous valves, and there are currently no effective treatments for deep venous CVI caused by incompetent valves.

Our team of officers and directors has been affiliated with numerous medical devices that have received FDA approval or CE marking and that have been commercially successful. We develop and manufacture our products in connection with our clinical trials in a 14,507 sq. ft. leased manufacturing facility in Irvine, California, which has been ISO 13485-2016 certified for the design, development and manufacturing of tissue based implantable medical devices.

CVI Background

Chronic venous disease (“CVD”) is the world’s most prevalent chronic disease. CVD is clinically classified using a standardized system known as CEAP (clinical, etiological, anatomical, and pathophysiological). The CEAP system consists of seven clinical classifications (C0 to C6) with C4, C5 and C6 being the most severe categories of CVD.

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

Severe CVI sufferers experience a significantly reduced quality of life. Daily activities such as preparing meals, housework, and personal hygiene (washing and bathing) become difficult due to reduced mobility. For many severe CVI sufferers, intense pain, which frequently occurs at night, prevents them from getting adequate sleep. Severe CVI sufferers are known to miss approximately 40% more workdays than the average worker. A high percentage of venous ulcer patients also experience severe itching, leg swelling, and an odorous discharge. Wound dressing changes, which occur several times a week, can be extremely painful. Venous ulcers from deep venous CVI are very difficult to heal, and a significant percentage of venous ulcers remain unhealed for more than a year. Even if healed, recurrence rates for venous ulcers are known to be high (20% to 40%) within the first year and as high as 60% after five years. Patients with severe CVI often become housebound and experience social isolation due to difficulty with ambulation. As a result, studies have shown that patients with active venous ulcers experience higher rates of anxiety and depression, with reported rates of anxiety of up to 30% and depression up to 40%. Rates of depression caused by venous ulcers among the elderly are even higher, with 48% of elderly venous ulcer patients having severe depressive symptoms.

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

VenoValve

The VenoValve® is a porcine based replacement venous valve developed at enVVeno Medical to be surgically implanted in the deep venous system of the leg to treat severe CVI caused by valvular incompetence. By reducing reflux and lowering pressure (venous hypertension) within the deep venous system of the leg, the VenoValve has the potential to reduce or eliminate the symptoms of severe deep venous CVI, including the potential to heal recurring venous leg ulcers. The VenoValve is implanted into the femoral vein of the patient in an open surgical procedure via a 5-to-6-inch incision in the upper thigh. As our planned initial entrant to the replacement venous valve market, we estimate that approximately 2.5 million people each year with severe deep venous CVI in the U.S. would be candidates for the VenoValve.

VenoValve Clinical Status

After consultation with the FDA, and as a precursor to the U.S. pivotal trial, in 2020 we conducted a small first-in-human study for the VenoValve in Colombia which included eleven (11) patients. The purpose of the first-in-human study was to provide proof of concept, and to provide feedback to make any necessary product modifications or adjustments to our surgical implantation procedure for the VenoValve prior to conducting the VenoValve pivotal trial. Endpoints for the VenoValve first-in-human study included safety (device related adverse events), popliteal reflux time, measured by Duplex Ultrasound, rVCSS scoring, which is a measurement created by international vascular societies and is used by the clinician to measure disease progression and regression, a VAS score used by the patient to measure pain, and quality of life measurements.

Results from the one year first-in-human study were presented at the Charing Cross International Symposium in April of 2021. Among the eleven (11) patients in the study, rVCSS scores improved an average of 6 points, popliteal reflux time improved an average of 54%, and visual analog scale (VAS) scores, which are used by patients to measure pain, improved an average of 76%, all at one (1) year when compared to pre-surgery levels. Revised Venous Clinical Severity Scoring (rVCSS) is a validated measurement commonly used to objectively assess outcomes in the treatment of venous disease, and include ten characteristics consisting of physician assessments and patient reported outcomes including pain, inflammation, skin changes such as pigmentation and induration, the number of active ulcers, and ulcer duration. The improvement in VCSS scores was significant and indicates the VenoValve patients who had severe CVI pre-surgery, had mild CVI or the complete absence of disease at one-year post surgery.

Related safety incidences during the one year first-in-human study for the VenoValve included one (1) fluid pocket (which was aspirated), intolerance from Coumadin anticoagulation therapy, three (3) minor wound infections (treated with antibiotics), and one occlusion due to patient non-compliance with anti-coagulation therapy.

At the end of the VenoValve first-in-human study, eight (8) study participants agreed to additional monitoring. In November of 2022, three-year, positive follow-up data was presented for this cohort of patients at the 49th Annual VEITH Symposium in New York city.

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

In March 2021, we submitted an IDE application with the FDA and in April 2021, we received notification from the FDA that our IDE application was approved. An investigational device exemption or IDE from the FDA is required before a medical device company can proceed with a pivotal trial for a Class III medical device. This approval allowed us to proceed with our U.S. pivotal study for the VenoValve which is called the SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) clinical study. The SAVVE study is a prospective, non-blinded, single arm, multi-center study of seventy-five (75) CVI patients enrolled at 21 U.S. sites.

Efficacy endpoints for the SAVVE pivotal study include rVCSS scores, which will be used to provide evidence of clinically meaningful benefit, as well as reflux time measurements, VAS pain scores, quality of life measurements, ulcer healing (for CEAP class C6 patients), and intra-operative and one-year vein patency and valve functionality. Safety endpoints include device related events and procedure related events –including mortality, pulmonary embolism, ipsilateral deep vein thrombosis, infection and bleeding.

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

On November 16, 2023, we presented positive preliminary device related Material Adverse Event (MAE) data at the 50th Annual VEITH Symposium. The preliminary device related MAE rate for the fully enrolled 75 subject study was eight percent (8%). MAEs for the SAVVE study are defined as all-cause mortality, pulmonary embolisms (PEs), ipsilateral deep vein thromboses (DVTs), bleeding, and deep wound infections, occurring within thirty (30) days of enrollment in the study. The report on MAEs presented at the conference indicated no deaths, no pulmonary embolisms, and six (6) deep vein thromboses (DVTs), from the fully enrolled cohort of 75 patients. All DVTs were adjudicated as being mild in severity. Left untreated, post-thrombotic patients with severe CVI are known to DVT recurrence rates as high as eighteen percent (18%) at one year.

We expect to release initial, topline rVCSS efficacy data from the SAVVE study at the VENOUS2024 American Venous Forum Annual Meeting on March 6, 2024. With the FDA indicating that one-year data for all 75 patients will be necessary prior to the filing of the application seeking pre-market (PMA) approval for the VenoValve, the Company will be eligible to file the PMA application seeking approval in Q4 of 2024.

enVVe

On September 21, 2022, we announced the development of a non-surgical transcatheter based replacement venous valve called enVVe®, for the treatment of CVI of the deep veins of the leg. Initial preliminary bench testing and pre-clinical testing for enVVe have been successfully completed.

On October 6, 2023, contemporaneously with the announcement of a twenty-eight-million-dollar capital raise, we announced plans to expedite the development of enVVe. The Company expects to begin a six (6) month Good Laboratory Practice animal study for enVVe in the first quarter of 2024 and to be ready to file for IDE approval for the enVVe pivotal trial, the Transcatheter Anti-Reflux, Venous Valve Endoprosthesis or TAVVE, by the end of 2024.

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

The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval, or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the PMA approval. Certain changes to an approved device, such as changes in manufacturing facilities, methods or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as much clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness. Both the VenoValve and enVVe will require the approval of a PMA.

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

Our Competitive Strengths

We believe we will offer the venous disease treatment market a compelling value proposition with the launch of our product candidates, if approved, for the following reasons:

●	We have extensive experience of proprietary processing and manufacturing methodology specifically applicable to the design, processing, manufacturing and sterilization of our biologic tissue devices.
●	We operate a 14,507 square foot manufacturing facility in Irvine, California. Our facility is designed expressly for the manufacture of Class III tissue based implantable medical devices and is equipped for research and development, prototype fabrication, current good manufacturing practices (cGMP), and manufacturing and shipping for Class III medical devices, including biologic cardiovascular devices.
●	We have attracted senior executives who are experienced in research and development and who have worked on numerous medical devices that have received FDA approval or CE marking. We also have the advantage of an experienced board of directors and scientific advisory board who will provide guidance as we move towards market launch.

Intellectual Property

We possess an extensive proprietary processing and manufacturing methodology specifically applicable to the design, processing, manufacturing and sterilization of biologic devices. This includes FDA compliant quality control and assurance programs, proprietary tissue processing technologies demonstrated to eliminate recipient immune responses, trusted relationship with abattoir suppliers, and a combination of tissue preservation and gamma irradiation that enhances device functions and guarantees sterility. We have filed numerous patent applications for the VenoValve with the U.S. Patent and Trademark Office (USPTO) and throughout the world. We currently have twenty-six (26) patents granted from agencies around the world including seven (7) from the USPTO.

Employees

As of February 27, 2024, we had thirty-one (31) full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

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

We have historically incurred losses, including net losses of $23.5 million and $24.7 million for the years ended December 31, 2023 and 2022, respectively. Our losses have resulted primarily from our research programs and the development of our product candidates as well as from costs related to general and administrative expenses relating to our operations. Currently, we are not generating revenue from operations, and we expect to incur losses for the foreseeable future as we seek to obtain regulatory approval for our product candidates. Additionally, we expect that our general and administrative expenses will increase due to the additional operational costs associated with our SAVVE and TAVVE studies, as well as the anticipated expansion of our operations. We do not expect to generate significant revenue until any of our product candidates are licensed or sold, if ever. We may never generate significant revenue or become profitable. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve and subsequently sustain profitability could harm our business, financial condition, results of operations and cash flows.

We currently depend entirely on the successful and timely regulatory approval and commercialization of our current product candidates, and any future product candidates, which may not receive regulatory approval or, if any of our product candidates do receive regulatory approval, we may not be able to successfully commercialize them.

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

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our capital stock, and the issuance of convertible and non-convertible notes. We will need to seek additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings, to complete our product development initiatives. These financings could result in substantial dilution to the holders of our common stock or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material and adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern.

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

Our ability to operate profitably in the future will depend upon, among other items, our ability to (i) fully develop product candidates, (ii) scale up our business and operational structure, (iii) obtain regulatory approval of product candidates from the FDA and foreign regulators, (iv) market and sell product candidates, (v) successfully gain market acceptance of our product candidates by doctors and patients, and (vi) obtain sufficient and on-time supply of components from our third-party suppliers. If our product candidates are never successfully commercialized, we may never receive a return on our investments in product development, regulatory compliance, manufacturing, and quality assurance, which may cause us to fail to generate revenue and gain economies of scale from such investments.

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

We face significant competition and our business prospects will depend on our ability to develop and commercialize our current product candidates and may also depend on our ability to develop additional product candidates.

The medical device industry is highly competitive and subject to rapid change and technological advancements. New technologies, techniques or products could emerge that might make our products obsolete or offer better combinations of price and performance than the products and services that we plan to offer. Therefore, it is important to our business that we continue to develop and enhance our product candidate offerings and potentially introduce new product candidates.

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

Additionally, to produce our product candidates in the quantities that we anticipate will be required for commercialization, we will have to increase or “scale up” our production process over the current level of production. We may encounter difficulties in scaling up our production, including issues involving yields, controlling and anticipating costs, quality control and assurance, supply and shortages of qualified personnel. If our scaled-up production process is not efficient or results in a product that does not meet quality or other standards, we may be unable to meet market demand and our revenues, business and financial prospects would be adversely affected. Further, third parties with whom we may develop relationships may not have the ability to produce the quantities of the materials we may require for clinical trials or commercial sales or may be unable to do so at prices that allow us to price our products competitively.

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

The Company has net operating loss carryforwards (NOLs) for both federal and state income tax purposes. As of December 31, 2023 and 2022, federal NOLs, were approximately $61.7 million and $52.7 million, and state NOL’s were approximately $61.1 million and $52.5 million. Pre-2018 federal NOLs of $12.0 million have a limited carry forward period of twenty years and begin to expire in 2029. Federal NOLs generated after 2017 can be carried forward indefinitely. State NOL’s can be carried forward for twenty years and begin to expire in 2028. The annual limit of deduction for federal purposes equals 80% of taxable income. Additionally, for both federal and state purposes, the annual benefit the Company can derive from NOL’s is limited because of ownership changes.

In general, a corporation that undergoes an “ownership change” (generally defined as a cumulative change in equity ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period) may be subject to limitations on its ability to utilize its NOLs and certain credit carryforwards to offset future taxable income and taxes. We have analyzed the tax impacts of ownership changes that occurred in 2018, 2021 and in 2023. While those ownership changes have resulted in limits to the amount of NOLs that may be used in a given year, these are all post 2017 NOLs and are carried forward indefinitely. Future changes in our stock ownership, as well as other changes that may be outside of our control, could result in additional ownership changes. Our NOLs and credit carryforwards may also be limited under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

To the extent the Company utilizes its NOL carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities of the future period tax return in which the attribute is used.

As of December 31, 2023, we also had federal research and development tax credit carryforwards of approximately $0.2 million which begin to expire in 2027.

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

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, a company must, among other things, apply for and obtain Institutional Review Board, or IRB, approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must submit and obtain FDA approval of an IDE application. Our product candidates are considered significant risk devices requiring IDE approval prior to investigational use. We may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the United States for any new devices we intend to market in the United States in the future. If we do obtain such approvals, we may not be able to conduct studies which comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations. It is uncertain whether clinical trials will meet desired endpoints, produce meaningful or useful data and be free of unexpected adverse effects, or that the FDA will accept the validity of foreign clinical study data, and such uncertainty could preclude or delay market clearance or authorizations resulting in significant financial costs and reduced revenue.

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

In the United States, our product candidates are regulated as medical devices. Before our medical device product candidates may be marketed in the United States, we must submit, and the FDA must approve a PMA application. For the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. In addition, modifications to products that are approved through a PMA application generally require FDA approval. The time required to obtain approval, clearance or license by the FDA to market a new therapy is unpredictable but typically takes years and depends upon many factors, including the substantial discretion of the FDA.

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

The manufacturing processes, post-approval clinical data and promotional activities of any product candidate for which we obtain marketing approval will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of our product candidates is granted in the United States or elsewhere, the approval may be subject to limitations on the indicated uses for which the product candidates may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or effectiveness of the product. Later discovery of previously unknown and unanticipated problems with our product candidates, including but not limited to unanticipated severity or frequency of adverse events, delays or problems with the manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such product candidates or manufacturing processes, withdrawal of the product candidates from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

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

We are currently, and in the future may be, subject to various governmental regulations related to the manufacturing of product candidates, and we may incur significant expenses to comply with, experience delays in our product commercialization as a result of and be subject to material sanctions if we or our contract manufacturers violate these regulations.

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

We have filed patent applications for our products and related intellectual property with the U.S. Patent and Trademark Office and in other jurisdictions. As of the December 31, 2023, we have been granted twenty-six (26) patents including seven (7) in the United States and have another seventeen 17 applications in various stages of review including seven (7) in the United States.

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

The trading price of our securities is likely to be volatile and could be subject to wide fluctuations in response to a variety of factors, which include:

●	whether we achieve our anticipated corporate objectives;
●	actual or anticipated fluctuations in our financial condition and operating results;
●	changes in financial or operational estimates or projections;
●	the development status of our product candidates and when our product candidates receive regulatory approval if at all;
●	our execution of our sales and marketing, manufacturing and other aspects of our business plan;
●	performance of third parties on whom we rely to manufacture our product candidate components and product candidates, including their ability to comply with regulatory requirements;
●	the results of our preclinical studies and clinical trials;
●	results of operations that vary from those of our competitors and the expectations of securities analysts and investors;
●	our announcement of significant contracts, acquisitions or capital commitments;
●	announcements by our competitors of competing products or other initiatives;
●	announcements by third parties of significant claims or proceedings against us;
●	regulatory and reimbursement developments in the United States and internationally;
●	future sales of our common stock to meet our business requirements;
●	product liability claims;
●	healthcare reform measures in the United States and elsewhere;
●	additions or departures of key personnel; and
●	general economic or political conditions in the United States or elsewhere.

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

As of the date of this Annual Report, we have issued and outstanding options to purchase 4,771,043 shares of our common stock with a weighted average exercise price of $7.86, 400,000 restricted stock units subject to vesting, and warrants to purchase 17,129,415 shares of our common stock with a weighted average exercise price of $6.49. Further, we have 1,768,753 shares available for issuance under our Amended and Restated 2016 Omnibus Incentive Plan. The number of shares subject to the Plan may be adjusted from time to time such that shares authorized under the plan shall at all times be equal to at least 20% of the issued and outstanding shares of the Company on a fully diluted basis. Because the market for our common stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock. Furthermore, the mere existence of a significant number of shares of common stock issuable upon vesting and, if applicable, exercise of these securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

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

ITEM 1B.	Unresolved Staff Comments

None

ITEM 1C.	Cybersecurity Risk

The Company’s cybersecurity risks are theft of intellectual property, theft of other business data, fraud or extortion, lack of access to our information systems, harm to employees, harm to business partners, violation of privacy laws, potential reputational risk, and litigation or other legal risk if a cybersecurity incident were to occur. It is difficult to assign a monetary materiality assessment to these risks or to the impact if the Company were to sustain a breach of its systems. Our approach is based on the premise that any cybersecurity incident could result in material harm to the Company.

Our Audit Committee has been designated with oversight responsibility for cybersecurity risks and our Chief Financial Officer is responsible for managing our efforts in this area. Neither the Chief Financial Officer nor any member of the Audit Committee has relevant expertise in cybersecurity. Rather, the Company retains an outside technical expert to support our information technology systems including addressing cybersecurity risks.

We conduct annual assessments of risks posed by cybersecurity threats in conjunction with our insurance renewal cycles. This includes a thorough review of our systems and vulnerabilities. As a result of these assessments, we have implemented tools and practices to proactively monitor our systems and user accounts including, but not limited to, deploying solutions to constantly monitor users accessing systems, implementation of two factor authentication for logins, and improved rules for password maintenance.

Like many companies, we make use of cloud-based solutions provided by several large service providers for critical information technology infrastructure such as email and file storage. We do not maintain stand-alone servers for our email, file storage or other business applications. In the normal course of our relationships with the providers of these services, we regularly monitor their message boards and other formal and informal communications channels for signs of breaches of their systems. We also survey available public information for indications that they have suffered a breach of their systems.

Certain of our business partners also maintain data related to our trials and ongoing product development on servers they maintain. We require these partners to comply with all HIPAA standards for maintaining security of their systems where this data resides.

ITEM 2.	Properties and Facilities

We lease a 14,507 square foot manufacturing facility in Irvine, California under a lease that expires on September 30, 2027. Our facility is designed expressly for the manufacture of biologic vascular grafts and is equipped for research and development, prototype fabrication, cGMP manufacturing and shipping for Class III medical devices, including biologic cardiovascular devices. We believe that our facilities are sufficient for the near future as there is present capacity to manufacture up to approximately 24,000 venous valves per year to meet potential market demands.

ITEM 3.	Legal Proceedings

The Company and its Chief Executive Officer are parties to civil complaints filed in the Superior Court for the State of California, County of Orange by a former employee, Robert Rankin, who resigned as the Company’s Chief Financial Officer, Secretary, and Treasurer on March 30, 2020. Originally filed as two separate complaints, Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01146555-CU-WR-CJC and Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01157857, they have now been consolidated and will be tried concurrently.

The complaints assert causes of action alleging constructive discharge in violation of public policy, failure to timely pay Mr. Rankin’s accrued and unused vacation and three months’ severance under his July 16, 2018 employment agreement, retaliation under Labor Code Section 1102.5, unfair competition, defamation, and sex-based discrimination, and seeks damages for back pay, lost and unpaid wages, emotional and mental distress, consequential damages, punitive damages, compensatory damages and attorney’s fees and costs.

The Company denies all claims in these matters, is vigorously defending same, and has asserted counterclaims against Mr. Rankin contending that he breached his fiduciary duty and employment agreement with the Company and the Company incurred damages as a result. The Company continues to believe it has meritorious defenses to these matters, which are currently set for trial on May 13, 2024.

ITEM 4.	Mine and Safety Disclosure

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on Nasdaq under the symbol “NVNO.”

Holders of Record

On February 27, 2024, the closing price per share of our common stock was $6.05 on The Nasdaq Capital Market. We had approximately 72 stockholders of record as of February 27, 2024. On February 27, 2024 there were 13,317,000 shares of our common stock issued. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name. We had a class of warrants that were listed on Nasdaq under the symbol “NVNOW” which expired on May 31, 2023.

Securities Authorized for Issuance under Equity Compensation Plan

The following information is as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of granted restricted stock unit awards outstanding	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,785,276	$7.85	400,000	1,754,520
Equity compensation plans not approved by security holders	-	-		-
	4,785,276	$7.85	400,000	1,754,520

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

Recent Sales of Unregistered Securities

None other than as disclosed in the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on October 12, 2023.

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

Results of Operations

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022

Revenues

As a late-stage clinical medical device Company, we are not currently generating revenue and our future revenue, if any, is dependent on our ability to commercialize our product candidates. We do not expect to begin generating revenue with respect to any of our product candidates in the near term. We hope to eventually achieve revenues by commercializing and selling our products or licensing our technologies to companies that have the resources and infrastructure in place to manufacture, market and sell our products. The commercialization and/or licensing of any of our products may take several years, if it is to occur at all, and depends on our ability to obtain regulatory approval.

Net Loss

We reported net losses of $23.5 million and $24.7 million for the years ended December 31, 2023 and 2022, respectively, representing a decrease in net loss of $1.2 million or 5%, resulting from, as described in further detail below, an increase in operating expenses of $0.3 million, and an increase in other income of $1.5 million.

Selling, General and Administrative Expenses

For the year ended December 31, 2023, selling, general and administrative expenses decreased by $3.3 million or 22%, to $11.7 million from $15.0 million for the year ended December 31, 2022. This decrease is primarily driven by share-based compensation. Expense related to grants made in 2021 was $4.2 million lower in 2023 than in 2022. This decrease was partially offset by the expense from grants made in 2022, resulting in a net reduction of $3.6 million in share-based compensation from 2022 to 2023. Selling, general and administrative expenses also decreased $0.2 million from warrants issued to a vendor in 2022 with no similar warrants issued in 2023, and $0.1 million from lower insurance cost in 2023. These decreases were partially offset by $0.6 million of higher cash compensation related to management bonuses paid during 2023 compared to 2022 when no bonus was paid.

Research and Development Expenses

For the year ended December 31, 2023, research and development expenses increased by $3.7 million or 37%, to $13.6 million from $9.9 million for the year ended December 31, 2022. The increase is due to an increase of $2.7 million in costs for the SAVVE trial from $3.5 million in 2022 to $6.2 million in 2023, and $1.1 million in compensation from the increases in staffing also to support the SAVVE trial, partially offset by a decrease of $0.1 million in other lab costs for development and other preparation for the enVVe trials.

Other Income

Other income in 2023 was $1.7 million consisting of $1.2 million in interest income and realized gains, and $0.5 million of unrealized gains, all related to our investments in US Treasury securities. Interest income and realized gains were $0.2 million, and unrealized gains were $0.1 million in 2022.

Liquidity and Capital Resources

For the year ended December 31, 2023, the Company incurred losses from operations of $25.2 million and used $18.9 million cash in operating activities. The net cash used in operating activities during 2023 increased by $3.3 million from $15.6 million for the year ended December 31, 2022, primarily due to the increase in research and development expenses from 2022 to 2023. Our cash balance as of December 31, 2023, is $3.6 million. In addition, we have $42.8 million in investments, for total cash and investments of $46.4 million.

The operating losses and the uses of cash are primarily due to the Company’s product research and development and administrative activities. Administrative functions relate to costs to support the Company’s public reporting and investor relations activities as well as internal administrative functions. Research and development activities are for continued product development and clinical trials for the VenoValve and for the enVVe. The Company will continue to incur these costs to complete its clinical trials, enhance products, develop new products, and operate as a public company for the foreseeable future as we seek to obtain regulatory approval for our studies and product candidates. We are not currently generating revenue.

We do not currently have material commitments for capital expenditures or other expenditures with the exception of our facility lease commitment of $0.3 million per year. We expect a modest increase in purchases of property and equipment as we continue SAVVE, commence TAVVE, and plan for commercialization of the VenoValve.

Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials and related product development costs and our ability to successfully bring products to market. We anticipate that our cash burn rate will increase from current levels of approximately $4 million to $5 million per quarter to $5 million to $6 million per quarter in 2025. Even after considering this increase, we should have sufficient cash to fund operations through late 2025.

We have historically funded our operations through financing activities such as the capital raise completed in 2023 and will need to raise additional capital in the future. Any inability to raise additional financing would have a material adverse effect on us.

Based upon our cash and working capital as of December 31, 2023, we have sufficient capital resources to meet our obligations as they become due within at least one year after the date of this Annual Report and sustain operations.

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

Evaluation of Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2023, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 has not been audited by our auditors, Marcum LLP.

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

Name	Age	Position(s) Held	Year of Service Commencement
Robert A. Berman	61	Director, Chief Executive Officer	2018
Craig Glynn	62	Chief Financial Officer and Treasurer	2020
Dr. Francis Duhay	63	Director	2018
Dr. Sanjay Shrivastava	56	Director	2018
Matthew M. Jenusaitis	62	Director	2019
Robert C. Gray	76	Director	2019
Marc H. Glickman, M.D.	74	Senior Vice President and Chief Medical Officer	2016

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

Dr. Francis Duhay has served as member of our board of directors since October 2018. He is an accomplished heart surgeon, entrepreneur, and corporate executive. Board certified in general (UCSF) and cardiothoracic surgery (Duke), his seminal work in minimally invasive cardiac surgery led to 32 patents for surgical devices used in thousands of heart operations. Dr Duhay left clinical practice for industry in 2008, where he served as Vice President and General Manager of the nascent transcatheter heart valve therapy program (Ascendra) at Edwards Lifesciences (“Edwards”), the world’s leading manufacturer of bioprosthetic heart valves. With European CE Mark, he oversaw growth in sales of transcatheter heart valves from $3M to over $250M within the first four years of commercial launch. Promoted to Vice President of Global Medical & Clinical Affairs, he led planning and execution of four US FDA pivotal clinical trials. He was eventually promoted to Chief Medical Officer, where, in addition to overseeing Global Medical & Clinical Affairs, he supported other areas within Edwards including Health Economics & Reimbursement in its successful application for a procedure code, payment, and coverage of transcatheter aortic valve replacement (TAVR), and Regulatory Affairs, as an industry representative and clinical expert on the ISO 5840:2014 and 5910:2018 cardiac valve working groups. After departing Edwards, he co-founded and led Koa Accel, a major medical device accelerator in the Orange County, CA, ecosystem. This bore three medical device startups – Makani Science (selected into the 2021 cohort of the prestigious Y-Combinator), Kino Discovery (selected into the 2021 cohort of MedTech Innovator), and Kahala Biosciences. Most recently, Dr Duhay served as Senior Vice President of Global Medical & Clinical Affairs for Olympus Corporation, the world’s leading manufacturer of colonoscopes, duodenoscopes, bronchoscopes, and cystoscopes. We believe that Dr. Duhay is qualified to serve as a member of our board of directors because he is a trained cardiac and thoracic surgeon and former Chief Medical Officer at Edwards Life Sciences.

Dr. Sanjay Shrivastava has served as a member of our board of directors since October 2018. He has been involved in developing, commercializing, evaluating, and acquiring medical devices for more than 23 years, including serving in leadership positions in research and development, business development, and marketing at J&J, BTG, plc, Medtronic, Abbott Vascular, and Edwards Life Sciences. He is presently serving as the chief executive officer at Innova Vascular, Inc., a privately funded medical device company engaged in peripheral venous thrombectomy space. Prior to this, he co-founded BlackSwan Vascular, Inc., where he served on its board of directors and led a strategic alliance including the acquisition deal with Sirtex Medical. Sirtex Medical’s parent company acquired BlackSwan Vascular, Inc. in 2023. Dr. Shrivastava worked on several acquisition and investment deals during his roles as a senior director, business development at J&J and a vice president, upstream marketing and strategy at BTG, plc, which had an annual revenue of about $800 million and is now part of Boston Scientific Corporation through an acquisition. At Medtronic, Dr. Shrivastava was the Director of Global Marketing for the Cardiac and Vascular Group where he helped build the embolization business, from its initiation to a substantial revenue with a very high CAGR over a period of six years. Dr. Shrivastava was part of the peripheral vascular business at Abbott Vascular and worked on trans-catheter heart valve repair and replacement products at Edwards Life Sciences. Dr. Shrivastava received his Bachelor of Engineering degree at the Indian Institute of Technology and a doctorate degree in materials science and engineering from the University of Florida. We believe that Dr. Shrivastava is qualified to serve as a member of our board of directors because of having served in Chief Executive Officer and board of director positions at several medical device start-ups, and leadership positions in research and development, business development, and marketing at Innova Vascular, Inc., BTG, Medtronic, Abbott Vascular, and Edwards Life Sciences.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2023.

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

Class I Directors (serving until the 2024 Annual Meeting of Stockholders, or until their earlier death, disability, resignation or removal):

Dr. Francis Duhay* and Dr. Sanjay Shrivastava*

Class II Directors (serving until the 2025 Annual Meeting of Stockholders, or until their earlier death, disability, resignation or removal):

Matthew M. Jenusaitis*, Robert A. Berman

Class III Director (serving until the 2026 Annual Meeting of Stockholders, or until his earlier death, disability, resignation or removal):

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

Meetings of the Board and Stockholders

Our board of directors met in person and telephonically six times during 2023 and also acted by unanimous written consent. There were four Audit Committee meetings and three Compensation meetings held in 2023. Our board of directors had 100% attendance for the Annual Meeting that was held on December 5, 2023. It is our policy that all directors must attend all stockholder meetings, barring extenuating circumstances.

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

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees. The policy is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

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

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2023 and 2022. Individuals we refer to as our “named executive officers” include our current Chief Executive Officer, our current Chief Financial Officer and our other most highly compensated executive officer whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		Other Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Robert A. Berman	2023	500,000	500,000	854,393	(1)	-		16,491	(6)	1,870,884
Chief Executive Officer	2022	450,000	-	-		-		16,476	(7)	466,476
Craig Glynn	2023	250,000	50,000	213,598	(2)	-		13,693	(8)	527,291
Chief Financial Officer	2022	225,000	-	-		-		3,821	(9)	228,821
Marc H. Glickman, M.D.	2023	367,500	73,500	284,798	(3)	-		50,586	(10)	776,384
Chief Medical Officer and Senior Vice President	2022	350,000	-	-		-	-	54,973	(11)	404,973
Dr. Hamed Alavi	2023	300,000	60,000	284,798	(4)	-		24,390	(12)	669,188
Senior Vice President & Chief Technology Officer	2022	240,000	-	467,032	(5)	-		20,966	(13)	727,998

(1)	Represents the grant date fair value of 300,000 stock options granted on December 5, 2023, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three-year period.

(2)	Represents the grant date fair value of 75,000 stock options granted on December 5, 2023, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three-year period.

(3)	Represents the grant date fair value of 100,000 stock options granted on December 5, 2023, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three-year period.

(4)	Represents the grant date fair value of 100,000 stock options granted on December 5, 2023, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three-year period.

(5)	Represents the grant date fair value of 100,000 stock options granted on November 30, 2022, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three-year period.

(6)	Includes company paid healthcare of $1,241 and 401(k) match of $15,250.

(7)	Includes company paid healthcare of $1,226 and 401(k) match of $15,250.

(8)	Includes company paid healthcare of $1,241 and 401(k) match of $12,452.

(9)	Includes company paid healthcare of $1,225 and 401(k) match of $2,596.

(10)	Includes company paid healthcare of $35,336 and 401(k) match of $15,250.

(11)	Includes company paid healthcare of $39,723 and 401(k) match of $15,250.

(12)	Includes company paid healthcare of $9,505 and 401(k) match of $14,885.

(13)	Includes company paid healthcare of $9,211 and 401(k) match of $11,755.

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

Robert A. Berman

On March 30, 2018, we entered into an employment agreement with Robert A. Berman, our current Chief Executive Officer and director. Pursuant to the terms of his employment agreement, Mr. Berman’s base salary was initially $400,000, subject to annual review and adjustment at the discretion of our compensation committee. In November 2021 the board of directors increased Mr. Berman’s base salary to $450,000 for 2022 and $500,000 commencing in 2023. Mr. Berman also participates in an annual discretionary bonus pool where he is eligible for a bonus of up to 60% of his base salary, subject to the achievement of key performance indicators, as determined by our compensation committee, and may also receive additional discretionary bonuses as determined by our compensation committee. Mr. Berman’s employment agreement may be terminated at any time with or without cause and with or without notice or for good reason thereunder.

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

In connection with his employment, Mr. Berman received an initial equity grant of an option to purchase 43,209 shares for $10.00 per share, with 8,642 vesting on the date of his Employment Agreement, March 30, 2018, and the remaining 80% vested ratably on a monthly basis over the following 24 months. In February 2021, the board of directors approved an option grant to Mr. Berman to purchase 838,000 shares of common stock at an exercise price of $8.20 per shares (the closing price of the Company’s common stock on February 18, 2021). The stock option vested in equal quarterly installments over a two-year period. In November 2021, the board of directors approved an option grant to Mr. Berman to purchase 349,781 shares of common stock at an exercise price of $6.70 per shares (the closing price of the Company’s common stock on November 30, 2021). The stock option vests in equal quarterly installments over a three-year period. Also in November 2021, the board of directors granted Mr. Berman 200,000 restricted stock units. The restricted stock units were initially subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve. On December 5, 2023, the Board removed the first vesting condition and conditioned vesting of all 200,000 of the restricted stock units on the Pre-Market Approval of the VenoValve. In December 2023, the board of directors approved an option grant to Mr. Berman to purchase 300,000 shares of common stock at an exercise price of $3.59 per shares (the closing price of the Company’s common stock on December 4, 2023). The stock option vests in equal quarterly installments over a three-year period. Additionally, the board of directors paid Mr. Berman a cash bonus of $500,000 for 2023.

Craig Glynn

On February 19, 2021, the Company entered into an employment agreement with Mr. Glynn, in connection with Mr. Glynn’s elevation to full time Chief Financial Officer, treasurer and secretary of the Company. Pursuant to the employment agreement, Mr. Glynn provided for an initial salary of $225,000 per year, subject to annual review and adjustment at the discretion of the Board. In November 2022 the board of directors increased Mr. Glynn’s base salary to $250,000. Mr. Glynn also participates in an annual year-end discretionary bonus pool where he is eligible for a bonus of up to 20% of his base salary, subject to the achievement of key performance indicators, as determined by our compensation committee, and may also receive additional discretionary bonuses as determined by our compensation committee. The board of directors paid Mr. Glynn a cash bonus of $50,000 for 2023. The employment agreement further provides that Mr. Glynn is entitled to participate in any employee benefit plans that the Company has adopted or may adopt.

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

In February 2021, the board of directors approved an option grant to Mr. Glynn to purchase 324,000 shares of common stock of the Company at an exercise price of $8.20 per shares (the closing price of the Company’s common stock on February 18, 2021). The stock options vest in equal quarterly installments over a three-year period with a six-month cliff. In November 2021, the board of directors approved an option grant to Mr. Glynn to purchase 125,925 shares of common stock at an exercise price of $6.70 per shares (the closing price of the Company’s common stock on November 30, 2021). The stock option vests in equal quarterly installments over a three-year period. In November 2021, the board of directors granted Mr. Glynn 50,000 restricted stock units. The restricted stock units were initially subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve. On December 5, 2023, the Board removed the first vesting condition and conditioned vesting of all 50,000 of the restricted stock units on the Pre-Market Approval of the VenoValve. In December 2023, the board of directors approved an option grant to Mr. Glynn to purchase 75,000 shares of common stock at an exercise price of $3.59 per shares (the closing price of the Company’s common stock on December 4, 2023). The stock option vests in equal quarterly installments over a three-year period.

Marc H. Glickman, M.D.

On July 22, 2016, we entered into an employment agreement with Marc H. Glickman, M.D., our Senior Vice President and Chief Medical Officer (the “Pre-existing Employment Agreement”). Pursuant to the terms of his Pre-existing Employment Agreement, Dr. Glickman’s base salary was $300,000, subject to annual review and adjustment at the discretion of our board of directors. In connection with his Pre-existing Employment Agreement, Dr. Glickman received an initial equity grant of an option to purchase up to 7,380 shares of our common stock with 20% of the shares vesting immediately and 80% vesting on a monthly basis over 24 months thereafter. The initial term of Dr. Glickman’s Pre-existing Employment Agreement ended on December 31, 2018 and was automatically extended for an additional three-year term.

On July 26, 2019, we entered into an employment agreement with Dr. Glickman (the “New Employment Agreement”) that supersedes the terms of the Pre-existing Employment Agreement. Pursuant to the terms of the New Employment Agreement, Dr. Glickman’s base salary is $350,000 per year, subject to annual review and adjustment at the discretion of the Board. In December 2022, the board of directors increased Mr. Glickman’s base salary to $367,500. Dr. Glickman also participates in an annual year-end discretionary bonus pool where he is eligible for a bonus of up to 20% of his base salary, subject to the achievement of key performance indicators, as determined by our compensation committee, and may also receive additional discretionary bonuses as determined by our compensation committee.

In connection with entering into the New Employment Agreement, Dr. Glickman’s existing seven thousand three hundred and eighty (7,380) options (“Existing Options”) to purchase Company common stock at two hundred and fifty dollars ($250.00) per share until October 1, 2026, were repriced to fifty dollars ($50.00) per share. Additionally, Dr. Glickman, in connection with the New Employment Agreement, was granted stock options for the right to purchase seven thousand two hundred (7,200) common stock at a price equal to fifty dollars ($50.00) per share exercisable until July 26, 2029, which vested quarterly over a three (3) year period.

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

In February 2021, the board of directors approved an option grant to Dr. Glickman to purchase 406,000 shares of common stock at an exercise price of $8.20 per shares (the closing price of the Company’s common stock on February 18, 2021). The stock option vested in equal quarterly installments over a two-year period. In November 2021, the board of directors approved an option grant to Mr. Glickman to purchase 265,700 shares of common stock at an exercise price of $6.70 per shares (the closing price of the Company’s common stock on November 30, 2021). The stock option vests in equal quarterly installments over a three-year period. Also in November 2021, the board of directors granted Mr. Glickman 100,000 restricted stock units. The restricted stock units were initially subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve. On December 5, 2023, the Board removed the first vesting condition and conditioned vesting of all 100,000 of the restricted stock units on the Pre-Market Approval of the VenoValve. In December 2023, the board of directors approved an option grant to Mr. Glickman to purchase 100,000 shares of common stock at an exercise price of $3.59 per shares (the closing price of the Company’s common stock on December 4, 2023). The stock option vests in equal quarterly installments over a three-year period. Additionally, the board of directors paid Mr. Glickman a cash bonus of $73,500 for 2023.

Hamed Alavi

On July 29, 2020, we entered into an employment agreement with Dr. Hamed Alavi, our Senior Vice President and Chief Technology Officer (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Alavi’s base salary was $190,000, subject to annual review and adjustment at the discretion of our board of directors. Mr. Alavi also participates in an annual year-end discretionary bonus pool where he is eligible for a bonus of up to 25% of his base salary, subject to the achievement of key performance indicators, as determined by our compensation committee, and may also receive additional discretionary bonuses as determined by our compensation committee. In November 2021 the board of directors increased Mr. Alavi’s base salary to $240,000 and, in November 2022, the board of directors increased Mr. Alavi’s annual base salary to $300,000. Additionally, the board of directors paid Mr. Alavi a cash bonus of $60,000 for 2023.

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

In February 2021, the board of directors approved an option grant to Mr. Alavi to purchase 320,000 shares of common stock of the Company at an exercise price of $8.20 per shares (the closing price of the Company’s common stock on February 18, 2021). The stock options vest in equal quarterly installments over a three year period with a six month cliff. In November 2021, the board of directors approved an option grant to Mr. Alavi to purchase 125,925 shares of common stock at an exercise price of $6.70 per shares (the closing price of the Company’s common stock on November 30, 2021). The stock option vests in equal quarterly installments over a three year period. Also in November 2021, the board of directors granted Mr. Alavi 50,000 restricted stock units. The restricted stock units were initially subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve. On December 5, 2023, the Board removed the first vesting condition and conditioned vesting of all 50,000 of the restricted stock units on the Pre-Market Approval of the VenoValve. In December 2023, the board of directors approved an option grant to Mr. Alavi to purchase 100,000 shares of common stock at an exercise price of $3.59 per shares (the closing price of the Company’s common stock on December 4, 2023). The stock option vests in equal quarterly installments over a three-year period. The employment agreement further provides that Mr. Alavi is entitled to participate in any employee benefit plans that the Company has adopted or may adopt.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by our named executive officers as of December 31, 2023.

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Robert A. Berman,	43,209	(1)	-		N/A	$10.00	September 23, 2028
Chief Executive Officer	40,000	(2)	-			$10.00	July 18, 2030
	838,000	(3)	-			$8.20	February 18, 2031
	233,187	(4)	116,594	(4)		$6.70	November 30, 2031
	7,222	(10)	292,778	(10)		$3.59	December 2, 2033

Marc H. Glickman, M.D.	7,200	(5)	-		N/A	$50.00	July 25, 2029
Chief Medical Officer and	7,380	(5)	-		N/A	$50.00	October 1, 2026
Senior Vice President	40,000	(2)	-		-	$10.00	July 18, 2030
	406,000	(3)	-			$8.20	February 18, 2031
	177,133	(4)	88,567	(4)		$6.70	November 30, 2031
	2,407	(10)	97,593	(10)		$3.59	December 2, 2033

Craig Glynn,	4,000	(7)	-		N/A	$10.00	July 18, 2030
Chief Financial Officer (6)	309,900	(8)	14,100	(8)		$8.20	February 18, 2031
	83,950	(4)	41,975	(4)		$6.70	November 30, 2031
	1,806	(10)	73,194	(10)		$3.59	December 2, 2033

Dr. Hamed Alavi	8,000	(7)	-	(7)	N/A	$10.00	July 18, 2030
Senior Vice President and	306,076	(8)	13,924	(8)		$8.20	February 18, 2031
Chief Technology Officer	83,950	(4)	41,975	(4)		$6.70	November 30, 2031
	33,332	(9)	66,668	(9)		$6.70	November 30, 2032
	2,407	(10)	97,593	(10)		$3.59	December 2, 2033

(1)	Options were granted on September 24, 2018, and vested 20% on the date of his Employment Agreement, March 30, 2018, and the remaining 80% vests ratably on a monthly basis over the 24 months following the date of his Employment Agreement.
(2)	Options were granted on July 18, 2020 and vest ratably on a monthly basis over 36 months.
(3)	Options were granted on February 18, 2021 and vest ratably on a quarterly basis over two years.
(4)	Options were granted on November 30, 2021 and vest ratably on a quarterly basis over three years.
(5)	On July 26, 2019, the Company entered a new employment agreement with Dr. Glickman that superseded the terms of his existing employment agreement. In connection with entering into the new employment agreement, Dr. Glickman’s existing 7,380 options that were granted on October 1, 2016 were repriced from $250.00 to $50.00 per share. Additionally, on July 26, 2019, Dr. Glickman was granted 7,200 options at $50.00 per share vesting quarterly over a three-year period.
(6)	Mr. Glynn was elevated to permanent Chief Financial Officer in January 2021.
(7)	Options were granted on July 18, 2020 and vest ratably on a quarterly basis over three years.
(8)	Options were granted on February 18, 2021 and vest ratably on a quarterly basis over three years.
(9)	Options were granted on November 30, 2022 and vest ratably on a quarterly basis over three years.
(10)	Options were granted on December 5, 2023 and vest ratably on a quarterly basis over three years.

Name	Grant Date	Number of unearned restricted stock units that have not vested		Market value of unearned restricted stock units that have not vested (a)
Robert A. Berman, Chief Executive Officer	11/30/2021	200,000	(1)	$1,028,000

Marc H. Glickman, M.D., Chief Medical Officer and Senior Vice President	11/30/2021	100,000	(1)	$514,000

Craig Glynn, Chief Financial Officer	11/30/2021	50,000	(1)	$257,000

Dr. Hamed Alavi, Senior Vice President and Chief Technology Officer	11/30/2021	50,000	(1)	$257,000

(a)	Determined by multiplying the number of restricted stock units that have not vested by $5.14, the closing price of NVNO’s common stock on December 30, 2023, the last trading day of 2023.

(1)	On November 30, 2021, Mr. Berman was granted 200,000 restricted stock units, Dr. Glickman was granted 100,000 restricted stock units, Mr. Glynn was granted 50,000 restricted stock units and Mr. Alavi was granted 50,000 restricted stock units. The restricted stock units were initially subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve. On December 5, 2023, the Board removed the first vesting condition and conditioned vesting of all of the restricted stock units on the Pre-Market Approval of the VenoValve.

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

Share Reserve

We currently have reserved 6,939,796 shares of our common stock for issuance under the 2016 Plan, provided, however, if at any time the Company issues additional shares of Common Stock or securities that are convertible or exercisable into shares of Common Stock (other than pursuant to the Plan) then the number of shares authorized to be awarded under the Plan shall increase to an amount equal to no less than 20% of the issued and outstanding shares of common stock of the Company on a fully diluted basis. Such increase, if any, shall occur automatically upon each applicable issuance of securities by the Company. All shares available for issuance under the Plan may be granted as incentive stock options under Code Section 422. The shares of common stock issuable under the 2016 Plan will consist of authorized and unissued shares, treasury shares or shares purchased on the open market or otherwise, all as determined by our company from time to time.

If any award is cancelled, terminates, expires or lapses for any reason prior to the issuance of shares or if shares are issued under the 2016 Plan and thereafter are forfeited to us, the shares subject to such awards and the forfeited shares will not count against the aggregate number of shares of common stock available for grant under the 2016 Plan. In addition, the following items will not count against the aggregate number of shares of common stock available for grant under the 2016 Plan: (1) shares issued under the 2016 Plan repurchased or surrendered at no more than cost or pursuant to an option exchange program, (2) any award that is settled in cash rather than by issuance of shares of common stock, (3) shares surrendered or tendered in payment of the option price or purchase price of an award or any taxes required to be withheld in respect of an award or (4) awards granted in assumption of or in substitution for awards previously granted by an acquired company.

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

Clawback

All cash and equity awards granted under the 2016 plan will be subject to all applicable laws regarding the recovery of erroneously awarded compensation pursuant to Rule 10D-1 of the Exchange Act, any implementing rules and regulations under such laws, any policies we adopted to implement such requirements and any other compensation recovery policies as we may adopt from time to time, including our recently adopted clawback policy that was adopted in accordance with Nasdaq rules.

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

Director Compensation

The Board determines the form and amount of director compensation after its review of recommendations made by the Compensation Committee. A substantial portion of each director’s annual retainer is in the form of equity. Under the Company’s nonemployee director compensation program members of the Board who are not also Company employees (“Non-Employee Directors”) are granted options worth up to thirty-seven thousand five hundred dollars ($37,500) per annum (the “Annual Award”). A Non-Employee Director who is newly appointed to the Board other than in connection with an annual meeting of stockholders will generally receive a grant of two thousand four hundred (2,400) options and RSUs worth up to seventy-five thousand dollars ($75,000) upon appointment (an “Initial Award”), which covers their compensation for their first three years of service. The Initial Award and Annual Award to Non-Employee Directors will vest as long as they remain directors in equal annual portions over three years following the date on which the award is granted.

The table below shows the compensation paid to our non-employee directors during 2023 and 2022.

Name		Fees earned or paid in cash	Stock awards ($)	Option awards ($)(3)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Francis Duhay, M.D.	2023	$32,500	-	$37,500	(1)	-	-	-	$70,000
	2022	$32,500	-	$37,500	(2)	-	-	-	$70,000
Dr. Sanjay Shrivastava	2023	$37,500	-	$37,500	(1)	-	-	-	$75,000
	2022	$37,500	-	$37,500	(2)	-	-	-	$75,000
Robert Gray	2023	$40,000	-	$37,500	(1)	-	-	-	$77,500
	2022	$40,000	-	$37,500	(2)	-	-	-	$77,500
Matthew Jenusaitis	2023	$37,500	-	$37,500	(1)	-	-	-	$75,000
	2022	$37,500	-	$37,500	(2)	-	-	-	$75,000

(1) Under the Company’s nonemployee director compensation program, Dr. Duhay, Dr. Shrivastava, Mr. Gray and Mr. Jenusaitis were each granted 8,403 options to purchase shares of our common stock on November 30, 2022, as part of their compensation for the year ending December 31, 2023, at an exercise price of $6.70 per share. The options were valued at $4.46 per share as of the date of the grant and vested in equal quarterly portions starting on March 31, 2023 and through December 31, 2023, such that they were fully vested at December 31, 2023. The grant date value of each grant determined in accordance with FASB ASC Topic 718 was $37,500.

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

(3) Under the Company’s nonemployee director compensation program, Dr. Duhay, Dr. Shrivastava, Mr. Gray and Mr. Jenusaitis were each granted 13,856 options to purchase shares of our common stock on December 5, 2023, as part of their compensation for the year ending December 31, 2024, at an exercise price of $3.59 per share. The options were valued at $2.71 per share as of the date of the grant and will vest in equal quarterly portions starting on March 31, 2024 and through December 31, 2024, such that they will fully vest at December 31, 2024. The grant date value of each grant determined in accordance with FASB ASC Topic 718 was $37,500.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of February 27, 2024, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.

Applicable percentage ownership is based on 13,317,000 shares of common stock outstanding as the date of this Form 10-K. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or dispositive power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 27, 2023. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and dispositive power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

	Beneficial Ownership
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage
5% Stockholders
Perceptive Life Sciences Master Fund Ltd.(2)	1,394,716	9.9%

Named Executive Officers and Directors
Robert A. Berman (3)	1,226,002	8.4%
Marc Glickman, M.D.(4)	672,196	4.8%
Hamed Alavi (5)	493,679	3.6%
Craig Glynn (6)	430,499	3.1%
Francis Duhay, M.D. (7)	52,062	*
Dr. Sanjay Shrivastava (8)	35,039	*
Robert Gray(9)	38,006	*
Matthew Jenusaitis (10)	37,276	*
All directors and executive officers as a group (7 persons)	2,984,758	18.4%

* Represents beneficial ownership of less than 1%.

(1)	Except as otherwise noted below, the address for each person or entity listed in the table is c/o enVVeno Medical Corporation, 70 Doppler, Irvine, California 92618.
(2)	Based on a Schedule 13G filed by the Perceptive Live Sciences Master Fund Ltd. (the “Master Fund”). The Master Fund directly holds 623,315 shares of common stock and 2,620,227 pre-funded warrants. The pre-funded warrants may not be exercised if the Master Fund would beneficially own more than 9.9% of the Company’s outstanding shares of common stock after giving effect to such exercise. Perceptive Advisors serves as the investment manager to the Master Fund and may be deemed to beneficially own such shares. Mr. Edelman is the managing member of Perceptive Advisors and may be deemed to beneficially own such shares.
(3)	Includes 1,215,766 shares of common stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 27, 2024.
(4)	Includes 670,596 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 27, 2024.
(5)	Includes 493,679 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 27, 2024.
(6)	Includes 430,499 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 27, 2024.
(7)	Includes 31,151 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 27, 2024.
(8)	Includes 31,151 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 27, 2024.
(9)	Includes 30,351 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 27, 2024.
(10)	Includes 30,351 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 27, 2024.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2023 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) one percent of our average total assets at year end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive Compensation.”

Perceptive Life Sciences Master Fund, Ltd.

Perceptive Life Sciences Master Fund, Ltd. (“Perceptive”), a holder of greater than 5% of our Common Stock based on the Schedule 13G/A filed by Perceptive on February 14, 2023, participated as an investor in a financing with the Company pursuant to a purchase agreement that was executed on October 6, 2023. Pursuant to the purchase agreement, Perceptive purchased pre-funded warrants (the “Pre-Funded Warrants”) to purchase 861,192 shares of Common Stock, Tranche A Warrants (the “Tranche A Warrants”) to purchase 861,192 shares of Common Stock, and Tranche B Warrants (the “Tranche B Warrants”) to purchase 861,192 shares of Common Stock for a combined purchase price per Pre-Funded Warrant and accompanying Tranche A Warrant and Tranche B Warrant of $5.8059. The warrants are immediately exercisable at an exercise price of $6.945 per share for the Tranche A Warrants, $8.334 per share for the Tranche B Warrants, and a nominal exercise price of $0.0001 per share for the Pre-Funded Warrants. The Tranche A Warrants will expire on the date that is the earlier of (i) 5:00 p.m. Eastern time on the thirtieth (30th) calendar day following the release by the Company of initial top line efficacy data including rVCSS data constituting a 3 or more point improvement for the SAVVE clinical trial or (ii) October 11, 2024. The Tranche B Warrants will expire on the date that is the earlier of (i) 5:00 p.m. Eastern time on the thirtieth (30th) calendar day following the PMA Approval by the U.S. FDA for the VenoValve or (ii) October 12, 2026. The Pre-Funded Warrants will terminate when they are exercised in full. The offering closed on October 11, 2023.

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

Audit Fees. The aggregate fees billed by Marcum LLP (“Marcum”) for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled $177,000 and $197,000, respectively. The above amounts are for services rendered in connection with audits and reviews of financial statements and the issuance of consents in connection with registration statements.

All Other Fees. None.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee is ultimately responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. Our engagement of Marcum to conduct all audit and permissible non-audit related activities incurred during fiscal years 2023 and 2022 were approved by our audit committee in accordance with these procedures.

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

Exhibit Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2020).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 6, 2018).
3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 2, 2020).
3.4	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2021).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-220372) filed on September 7, 2017).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2020).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2020).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2020).
4.5	Form of Warrant Agent Agreement, inclusive of Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2020).
4.6	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1/A (No. 333-239658) filed on July 16, 2020).
4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2020).
4.8	Form of Warrant Agent Agreement (including Form of Warrant Certificate) (incorporated by reference to Exhibit 4.20 to the Registrant’s Registration Statement on Form S-1/A (No. 333 -251528) filed on February 5, 2021).
4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2021).
4.10	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 8, 2021).
4.11	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
4.12	Form of Tranche A Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
4.13	Form of Tranche B Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
4.14	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
4.15	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).

10.2	Employment Agreement, dated as of March 30, 2018, by and between the Registrant and Robert A. Berman. (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
10.3	Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.50 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 14, 2018).
10.4	Amendment No. 1 to Amended and Restated 2016 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
10.5	Amendment No. 2 to Amended and Restated 2016 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021).
10.6	Form of Stock Option Grant under Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.7	Form of Restricted Stock Unit under Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.8	Employment Agreement, dated as of July 26, 2019, by and between enVVeno Medical Corporation and Marc Glickman, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2019).
10.9	Employment Agreement, dated as of February 19, 2021, by and between enVVeno Medical Corporation and Craig Glynn (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
10.10	Employment Agreement, dated as of July 29, 2020, by and between enVVeno Medical Corporation and Hamed Alavi. (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).*
10.11	Form of Securities Purchase Agreement, dated October 6, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
10.12	Form of Placement Agency Agreement, dated October 6, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
10.13	Form of Registration Rights Agreement, dated October 6, 2023 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
19.1	Insider Trading Policy*
21.1	Subsidiaries of the registrant incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
23.1	Consent of Marcum LLP, independent registered public accounting firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act**
99.1	Compensation Clawback Policy
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished and not filed herewith.

ITEM 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2024	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Chief Financial Officer
(Principal Financial and Accounting Officer)

ENVVENO MEDICAL CORPORATION

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

enVVeno Medical Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of enVVeno Medical Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2015.

New York, NY

February 29, 2024

ENVVENO MEDICAL CORPORATION

BALANCE SHEETS

	December 31,
	2023	2022
(In thousands except par values, unless otherwise indicated)
Assets
Current Assets:
Cash and cash equivalents	$3,620	$4,555
Short-term investments	42,792	34,489
Prepaid expenses and other current assets	511	392
Total Current Assets	46,923	39,436
Property and equipment, net	334	521
Operating lease right-of-use assets, net	1,347	1,673
Security deposits and other assets	31	31
Total Assets	$48,635	$41,661

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,033	$1,216
Current portion of operating lease liabilities	338	314
Total Current Liabilities	1,371	1,530
Long-term operating lease liabilities	1,064	1,402
Total Liabilities	2,435	2,932

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000 shares authorized, 13,317 and 9,472 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	176,236	145,249
Accumulated deficit	(130,036)	(106,520)
Total Stockholders’ Equity	46,200	38,729
Total Liabilities and Stockholders’ Equity	$48,635	$41,661

The accompanying notes are an integral part of these financial statements.

ENVVENO MEDICAL CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022
(In thousands except per share data)
Operating Expenses:
Research and development expenses	$13,583	$9,914
Selling, general and administrative expenses	11,655	15,018
Loss from Operations	(25,238)	(24,932)
Other Income:
Realized gain from sales of trading securities	1,074	53
Unrealized gain from trading securities	468	49
Interest income	180	161
Total Other Income	1,722	263

Net Loss	$(23,516)	$(24,669)

Net Loss Per Basic and Diluted Common Share:	$(1.91)	$(2.20)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	12,301	11,230

The accompanying notes are an integral part of these financial statements.

ENVVENO MEDICAL CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, unless otherwise indicated)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	9,472	$-	$145,249	$(106,520)	$38,729
Common stock and warrants issued in private placement offering	3,845	-	25,791		25,791
Shared-Based Compensation	-	-	5,196	-	5,196
Net loss	-	-	-	(23,516)	(23,516)
Balance at December 31, 2023	13,317	$-	$176,236	$(130,036)	$46,200

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	9,470	$-	$136,255	$(81,851)	$54,404
Shared-Based Compensation	2	-	8,994	-	8,994
Net loss	-	-	-	(24,669)	(24,669)
Balance at December 31, 2022	9,472	$-	$145,249	$(106,520)	$38,729

The accompanying notes are an integral part of these financial statements.

ENVVENO MEDICAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
(In thousands, unless otherwise indicated)	2023	2022
Cash Flows from Operating Activities
Net loss	$(23,516)	$(24,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,196	8,994
Depreciation and amortization	220	212
Amortization of right-of-use assets	326	313
Unrealized gain from investments	(468)	(49)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(119)	(80)
Security deposit and other assets	-	23
Accounts payable	(221)	88
Accrued expenses	38	(161)
Operating lease liabilities	(314)	(290)
Net Cash Used in Operating Activities	(18,858)	(15,619)

Cash Flows from Investing Activities
Maturities of investments	48,685	13,688
Purchase of investments	(56,520)	(48,127)
Purchases of property and equipment	(33)	(115)
Net Cash Used in Investing Activities	(7,868)	(34,554)

Cash Flows from Financing Activities
Proceeds from private placement offering	25,791	-
Net Cash Provided by Financing Activities	25,791	-

Net Decrease in Cash and Cash Equivalents	(935)	(50,173)
Cash and cash equivalents - Beginning of year	4,555	54,728
Cash and cash equivalents - End of year	$3,620	$4,555

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

The Company’s lead product is the VenoValve®, which is a surgical replacement venous valve that is currently being evaluated in a U.S. pivotal study. The Company is also developing a second product called enVVe®, which is a first-in-class, non-surgical, transcatheter based replacement venous valve. The Company is currently conducting pre-clinical testing on enVVe. Both the VenoValve and enVVe are designed to act as one-way valves, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs.

The VenoValve and enVVe are being developed first for approval by the U.S. Food and Drug Administration (FDA). We expect the VenoValve to be eligible for FDA approval first, followed two to three years later by enVVe. If approved, we expect the VenoValve and enVVe to co-exist, with the VenoValve as a surgical replacement venous valve option and enVVe as a non-surgical replacement venous valve option

Note 2 – Management’s Liquidity Plan

As of December 31, 2023, the Company had a cash balance of $3.6 million, investments of $42.8 million and working capital of $45.6 million. Although the Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, Management believes that our capital resources are sufficient to meet our obligations as they become due within one year after the date of this Annual Report.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ENVVENO MEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 4 – Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $3.4 million as of December 31, 2023.

Note 5 – Investments

The components of investments were as follows at December 31, 2023 and December 31, 2022:

(In thousands)

	December 31, 2023		December 31, 2022
	Cash Equivalents	Short-Term Investment	Cash Equivalents	Short-Term Investments
Fair Value Level 1
U.S. Government securities	$3,187	$42,792	$4,040	$34,489
Total debt investments	$3,187	$42,792	$4,040	$34,489

Unrealized gains of $0.5 million and unrealized losses of $0.1 million for the year ended December 31, 2023 and 2022, respectively, from fixed-income securities and primarily attributable to changes in interest rates.

Note 6 – Property and Equipment

As of December 31, 2023, and 2022, property and equipment consist of the following:

	December 31,
(In thousands)	2023	2022
Laboratory equipment	$548	$524
Computer equipment and software	482	473
Furniture and fixtures and leasehold improvements	373	373
Total property and equipment	1,403	1,370
Less: accumulated depreciation	(1,069)	(849)
Property and equipment, net	$334	$521

Depreciation expense was $0.2 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively. Depreciation expense is reflected in general and administrative expenses in the accompanying statements of operations.

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

Our operating lease cost is as follows (in thousands):

For the Year Ended December 31, 2023
Operating lease cost	$389

Supplemental cash flow information related to our operating lease is as follows:

(Dollars in thousands)	For the Year Ended December 31, 2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$376

Remaining lease term and discount rate for our operating lease is as follows:

December 31, 2023
Remaining lease term	3.7 years
Discount rate	3.95%

Maturity of our lease liabilities by fiscal year for our operating lease is as follows:

(In thousands)
Year ended December 31, 2024	$387
Year ended December 31, 2025	399
Year ended December 31, 2026	411
Year ended December 31, 2027	315
Total	$1,512
Less: Imputed interest	(110)
Present value of our lease liability	$1,402

ENVVENO MEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8 – Accounts payable, accrued expenses and other current liabilities

As of December 31, 2023 and 2022, accounts payable, accrued expenses and other current liabilities consist of the following:

	December 31,
(In thousands)	2023	2022
Accounts Payable	$427	$648
Accrued compensation costs	478	391
Other	128	177
Accrued expenses	$1,033	$1,216

Note 9 – Income Taxes

The following summarizes the Company’s income tax provision (benefit):

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022
Federal:
Current	$-	$-
Deferred	(4,165)	(3,773)

State and local:
Current	-	-
Deferred	(1,388)	(1,258)
	(5,553)	(5,031)
Change in valuation allowance	5,553	5,031
Income tax provision (benefit)	$-	$-

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective tax rate for the year’s ended December 31, 2023 and 2022 is as follows:

	For the Years Ended December 31,
	2023	2022
Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(7.0)%	(5.1)%
Nondeductible compensation	4.7%	5.7%
Permanent differences	0.2%	0.1%
True up adjustments	(0.5)%	(0.1)%
Change in valuation allowance	23.6%	20.4%
Effective income tax rate	0.0%	0.0%

ENVVENO MEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets at December 31, 2023 and 2022 are as follows:

	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$17,229	$14,747
Research and development credit carryforwards	186	186
Research and development expense	5,367	2,527
Intangible assets	218	247
Operating lease liability	393	480
Stock-based compensation	1,889	1,554
Impairment loss	137	137
Total gross deferred tax assets	25,419	19,878
Deferred tax liabilities
Operating lease asset	(377)	(468)
Unrealized gain on short-term investments	(131)	-
Property and equipment	(19)	(71)
Total net deferred tax assets	24,892	19,339
Less: valuation allowance	(24,892)	(19,339)
Total	$-	$-

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that recognition of the deferred tax assets arising from the above listed future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $5.6 million and $5.0 million during the years ended December 31, 2023 and 2022, respectively.

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

At December 31, 2023 and 2022, the Company had post-ownership change net operating loss carryforwards for federal income tax purposes of approximately $61.7 million and $52.7 million, respectively. Pre-2018 federal NOLs of approximately $12.0 million may be carried forward for twenty years and begin to expire in 2029. Based on the 2020 and 2021 ownership changes, the Company expects $10.4 million of its pre-2018 federal NOLs to expire unused. Under current federal tax law, post-2017 federal NOLs in the aggregate amount of $50.3 million can be carried forward indefinitely although the annual limit of deduction equals 80% of taxable income. To the extent the Company utilizes its NOL carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities of the future period tax return in which the attribute is utilized. The Company also has federal research and development tax credit carryforwards of approximately $0.2 million which begin to expire in 2027.

As of December 31, 2023 and 2022, the Company had net operating loss carryforwards for state income tax purposes of approximately $61.1 million and $52.5 million, respectively, which can be carried forward for twenty years and begin to expire in 2029.

The Company files income tax returns in the U.S. federal jurisdiction as well as California and local jurisdictions and is subject to examination by those taxing authorities. The Company’s federal income taxes for the years beginning in 2019 remain subject to examination. The Company’s state and local income tax returns for the years beginning in 2020 remain subject to examination. No tax audits were initiated during 2023 or 2022.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2023 and 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.

ENVVENO MEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 10 – Commitments and Contingencies

Litigation Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Robert Rankin Complaints

The Company and its Chief Executive Officer are parties to civil complaints filed by a former employee, Robert Rankin, who resigned as the Company’s Chief Financial Officer, Secretary, and Treasurer on March 30, 2020. Originally filed as two separate complaints, Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01146555-CU-WR-CJC and Rankin v. Hancock Jaffe Laboratories, Inc. et al., Case No. 30-2020-01157857, they have now been consolidated and will be tried concurrently.

The complaints assert causes of action alleging constructive discharge in violation of public policy, failure to timely pay Mr. Rankin’s accrued and unused vacation and three months’ severance under his July 16, 2018 employment agreement, Retaliation under Labor Code Section 1102.5, unfair competition, defamation, and sex-based discrimination, and seeks damages for back pay, lost and unpaid wages, emotional and mental distress, consequential damages, punitive damages, compensatory damages and attorney’s fees and costs.

The Company denies all claims in these matters, is vigorously defending same, and has asserted counterclaims against Mr. Rankin contending that he breached his fiduciary duty and employment agreement with the Company and the Company incurred damages as a result. The Company continues to believe it has meritorious defenses to these matters, which are currently set for trial on May 13, 2024.

As of the date of these financial statements, the amount of loss or range of loss associated with these complaints, if any, cannot be reasonably estimated. Accordingly, no amounts related to these complaints are accrued as of December 31, 2023.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 11 –Stockholders’ Equity

Equity Issuance

The Company entered into a financing transaction in 2023 whereby it raised net proceeds of $25.8 million and issued 3.8 million shares of common stock, 9.6 million warrants subject to performance conditions, 1.0 million prefunded warrants and 0.2 million warrants to the placement agent. The weighted average exercise price of the warrants is $6.94.

Transaction fees in connection with the capital raise were $2.2 million.

If the performance conditions are not achieved, 50% of the performance warrants will expire in October 2024 and 50% in October 2026. If the performance conditions are achieved the holder has 30 days to exercise.

The warrants have a fair value of $19.7 million based on the Black Scholes method and the following weighted average input assumptions:

Expected term in years	2.07
Volatility	76.4%
Risk free interest rate	5.07%
Dividend yield	0.0%

Warrants

A summary of warrant activity during the years ended December 31, 2023 and 2022 is presented below:

	Common Stock
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value (In thousands)
Outstanding, January 1, 2022	6,311,705	$8.80
Issued	75,000	4.85
Exercised	-	-
Cancelled	(35,047)	109.50
Outstanding, January 1, 2023	6,351,658	$8.21	6.01	$369
Issued	10,889,238	6.93
Exercised	-	-
Cancelled	(111,481)	146.94
Outstanding and exercisable, December 31, 2023	17,129,415	$6.49	3.03	$574

ENVVENO MEDICAL CORPORATION

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

The Plan was adopted in 2016 and amended in 2018, 2020 and 2021 to increase the number of shares authorized to be awarded under the Plan. The number of shares subject to the Plan is automatically adjusted from time to time such that shares authorized under the plan shall always be equal to at least 20% of the issued and outstanding shares of the Company on a fully diluted basis. As of December 31, 2023 there are 6,939,796 shares authorized under the Plan which is equal to the 20% minimum.

Stock Options

The fair value of each option grant is estimated at the grant date using the Black Scholes method. The following assumptions were used in estimating fair value:

	2023	2022
Expected term	5.5 – 6.5 years	5.5 – 6.5 years
Volatility	92.5 – 93.5%	96.0 – 101.5%
Risk free interest rate	3.63 – 4.23%	1.88 – 4.74%
Dividend yield	0.00%	0.00%

A summary of the option activity during the years ended December 31, 2023 and 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2022	3,441,907	$9.16
Granted	413,612	6.71
Forfeited	(61,067)	7.87
Outstanding, December 31, 2022	3,794,452	$8.91	8.5	$-
Granted	1,026,424	3.88
Forfeited	(35,600)	6.72
Outstanding, December 31, 2023	4,785,276	$7.85	8.0	$1,444

Exercisable, December 31, 2023	3,189,735	$9.29	7.3	$33

The Company includes share-based compensation expense in selling, general and administrative expenses, and recognized $5.2 million and $9.0 million during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, there was $5.9 million of unrecognized share-based compensation expense related to outstanding stock options and restricted stock units that will be recognized over the weighted average remaining vesting period of 1.9 years.

Restricted Stock Units

The Company also issues restricted shares and restricted stock units under the 2016 Plan. A summary of the restricted share and restricted stock units activity during the years ended December 31, 2023 and 2022 is presented below:

Number of
Restricted Shares
Outstanding, January 1, 2022	402,082
Granted	-
Shares vested	(2,082)
Outstanding, December 31, 2022	400,000
Granted	-
Shares Vested	-
Outstanding, December 31, 2023	400,000

