Form 10-Q
period 2024-03-31
enVVeno Medical Corp
filed 2024-05-08
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, there were 13,330,000 shares of common stock outstanding.

ENVVENO MEDICAL CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2024	December 31, 2023
(In thousands except par values, unless otherwise indicated)
Assets
Current Assets:
Cash and cash equivalents	$2,314	$3,620
Short-term investments	40,628	42,792
Prepaid expenses and other current assets	306	511
Total Current Assets	43,248	46,923
Property and equipment, net	289	334
Operating lease right-of-use assets, net	1,261	1,347
Security deposits and other assets	31	31
Total Assets	$44,829	$48,635

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,143	$1,033
Current portion of operating lease liabilities	344	338
Total Current Liabilities	1,487	1,371
Long-term operating lease liabilities	973	1,064
Total Liabilities	2,460	2,435

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000 shares authorized, 13,330 and 13,317 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital	177,397	176,236
Accumulated deficit	(135,028)	(130,036)
Total Stockholders’ Equity	42,369	46,200
Total Liabilities and Stockholders’ Equity	$44,829	$48,635

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
(In thousands, except per share data)
Operating Expenses:
Research and development expenses	$3,052	$3,595
Selling, general and administrative expenses	2,451	3,202
Loss from Operations	(5,503)	(6,797)

Other Income:
Realized gain from sales of trading securities	408	82
Unrealized gain from trading securities	44	278
Interest income, net	59	45
Total Other Income	511	405

Net Loss	$(4,992)	$(6,392)

Net Loss Per Basic and Diluted Common Share:	$(0.31)	$(0.57)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	16,057	11,231

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(In thousands, unless otherwise indicated)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	13,317	$-	$176,236	$(130,036)	$46,200
Stock-based compensation	-	-	1,115	-	1,115
Options exercised	13	-	46	-	46
Net loss	-	-	-	(4,992)	(4,992)
Balance at March 31, 2024	13,330	$-	$177,397	$(135,028)	$42,369

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	9,472	$-	$145,249	$(106,520)	$38,729
Stock-based compensation	-	-	1,792	-	1,792
Net loss	-	-	-	(6,392)	(6,392)
Balance at March 31, 2023	9,472	$-	$147,041	$(112,912)	$34,129

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unless otherwise indicated)

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(4,992)	$(6,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,115	1,792
Depreciation and amortization	55	54
Amortization of right of use assets	86	82
Unrealized gain from Investments	(43)	(277)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	205	80
Accounts payable, accrued expenses and other current liabilities	110	(369)
Operating lease liabilities	(85)	(79)
Net Cash Used in Operating Activities	(3,549)	(5,109)
Cash Flows from Investing Activities
Maturities of investments	17,342	11,460
Purchase of investments	(15,135)	(8,628)
Purchase of property and equipment	(10)	(5)
Net Cash Provided by Investing Activities	2,197	2,827

Cash Flows from Financing Activities
Proceeds from Stock Option Exercises	46	-
Net Cash Provided by Financing Activities	46	-
Net Decrease in Cash	(1,306)	(2,282)
Cash, cash equivalents - Beginning of period	3,620	4,555
Cash, cash equivalents - End of period	$2,314	$2,273

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Business Organization and Nature of Operations

enVVeno Medical Corporation is a late clinical-stage medical device company focused on the advancement of innovative bioprosthetic (tissue-based) solutions to improve the standard of care for the treatment of venous disease. The Company is developing surgical and non-surgical replacement venous valves for patients suffering from severe Chronic Venous Insufficiency (“CVI”) of the deep venous system of the leg.

The Company’s lead product is the VenoValve®, which is a potential first-in-class surgical replacement venous valve that is currently being evaluated in a U.S. pivotal study. The Company is also developing a second product called enVVe®, which is a potential first-in-class, non-surgical, transcatheter based replacement venous valve system consisting of the enVVe valve, the enVVe delivery system, and the delivery system accessories. The Company is currently conducting pre-clinical testing on enVVe. Both the VenoValve and enVVe are designed to act as one-way valves, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs.

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

Note 2 – Management’s Liquidity Plan

As of March 31, 2024, the Company had a cash and investment balance of $42.9 million and working capital of $41.8 million. Although the Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, Management believes that our capital resources are sufficient to meet our obligations as they become due within one year after the date of this Quarterly Report, and sustain operations.

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024. The accompanying condensed balance sheet as of December 31, 2023 has been derived from the Company’s audited financial statements.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 – Investments

The components of investments were as follows at March 31, 2024 and December 31, 2023:

(In thousands)

	March 31, 2024		December 31, 2023
	Cash Equivalents	Short-Term Investment	Cash Equivalents	Short-Term Investments
Fair Value Level 1
U.S. Government securities	$1,655	$40,628	$3,187	$42,792
Total debt investments	$1,655	$40,628	$3,187	$42,792

Unrealized and realized gains and losses on the accompanying statement of operations result from fixed-income securities and are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Note 5 – Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $2.1 million and $3.4 million as of March 31, 2024 and December 31, 2023, respectively.

Note 6 – Property and Equipment

As of March 31, 2024 and December 31, 2023, property and equipment consist of the following:

(In thousands)	March 31, 2024	December 31, 2023
Laboratory equipment	$554	$548
Computer equipment and software	486	482
Leasehold improvements, furniture and fixtures	373	373
Total property and equipment	1,413	1,403
Less: accumulated depreciation	(1,124)	(1,069)
Property and equipment, net	$289	$334

Depreciation expense amounted to $0.1 million for the three months ended March 31, 2024 and 2023. Depreciation expense is reflected in general and administrative expenses in the accompanying statements of operations.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 – Accounts Payable Accrued Expenses and Other Current Liabilities

As of March 31, 2024, and December 31, 2023, accounts payable, accrued expenses and other current liabilities consist of the following:

(In thousands)	March 31, 2024	December 31, 2023
Accounts payable	$604	$427
Accrued compensation costs	396	478
Other accrued expenses	143	128
Total accrued expenses and other current liabilities	$1,143	$1,033

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

The Company has denied all claims in both matters (which have now been consolidated) and has filed a counterclaim asserting that Rankin has breached his employment agreement with the Company to the Company’s damage. The Company continues to believe it has meritorious defenses to both matters which are currently set for trial on July 22, 2024.

As of the date of these financial statements, the amount of loss associated with these complaints, if any, cannot be reasonably estimated. Accordingly, no amounts related to these complaints are accrued as of March 31, 2024.

ENVVENO MEDICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 9 –Stockholders’ Equity

Stock Options

Stock-based compensation is reflected in selling, general and administrative expenses in the accompanying condensed statements of operations and was $1.1 million and $1.8 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $5.9 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.9 years.

Note 10 – Net Loss per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of March 31, 2024 and 2023:

(In thousands)	March 31,
	2024	2023
Shares of common stock issuable upon exercise of warrants	14,384	4,589
Shares of common stock issuable upon exercise of options	5,159	4,206
Potentially dilutive common stock equivalents excluded from diluted net loss per share	19,543	8,795

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Quarterly Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Such forward-looking statements involve significant risks and uncertainties. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Unless the context requires otherwise, references in this document to “NVNO”, “we”, “our”, “us” or the “Company” are to enVVeno Medical Corporation

Overview

enVVeno Medical Corporation is a late clinical-stage medical device company focused on the advancement of innovative bioprosthetic (tissue-based) solutions to improve the standard of care for the treatment of venous disease. Chronic Venous Disease (“CVD”) is the world’s most prevalent chronic disease, impacting approximately 70% of the adult population of the U.S. Chronic Venous Insufficiency (“CVI”), is a large subset of CVD, which most often occurs when valves inside of the veins of the leg become damaged, resulting in the backwards flow of blood (reflux), blood pooling in the lower leg, increased pressure in the veins of the leg (venous hypertension) and in severe cases, venous ulcers that are difficult to heal. The Company is developing surgical and non-surgical replacement venous valves for patients suffering from severe CVI of the deep venous system of the leg.

The Company’s lead product is the VenoValve®, which is a potential first-in-class surgical replacement venous valve that is currently being evaluated in a U.S. pivotal study called the SAVVE trial (Surgical Anti-reflux Venous Valve Endoprosthesis). To date, patients in our SAVVE trial have indicated in testimonials to the Company that they have experienced reduced pain and enhanced quality of life as a result of the VenoValve.

The Company is also developing a second product called enVVe®, which is a potential first-in-class, non-surgical, transcatheter based replacement venous valve system consisting of the enVVe valve, the enVVe delivery system, and the delivery system accessories. The Company is conducting pre-clinical testing on enVVe and currently expects to be ready to file for IDE approval for the enVVe pivotal trial (the Transcatheter Anti-Thrombotic, Venous Valve Endoprosthesis or TAVVE) in Q2 of 2025.

Both the VenoValve and enVVe are designed to act as one-way valves, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs.

The VenoValve and enVVe are being developed first for approval by the U.S. Food and Drug Administration (“FDA”). We expect the VenoValve to be eligible for FDA approval in the fourth quarter of 2024 followed two to three years later by enVVe. If approved, we expect the VenoValve and enVVe to co-exist, with the VenoValve as a surgical replacement venous valve option and enVVe as a non-surgical replacement venous valve option, although we cannot provide any assurance that either the VenoValve or enVVe will receive approval from the FDA. There are currently no devices approved as surgical or non-surgical replacement venous valves, and there are currently no effective treatments for deep venous CVI caused by incompetent valves.

Our team of officers and directors has been affiliated with numerous medical devices that have received FDA approval or CE marking and that have been commercially successful. We develop and manufacture both the VenoValve and EnVVe in a 14,507 sq. ft. leased manufacturing facility in Irvine, California, which has been ISO 13485-2016 certified for the design, development and manufacturing of tissue based implantable medical devices.

CVI Background

Chronic venous disease (CVD) is the world’s most prevalent chronic disease. CVD is clinically classified using a standardized system known as CEAP (clinical, etiological, anatomical, and pathophysiological). The CEAP system consists of seven clinical classifications (C0 to C6) with C4, C5 and C6 being the most severe categories of CVD.

Chronic Venous Insufficiency (CVI) is a large subset of CVD and is generally used to describe patients with C4 to C6 CVD. CVI is a debilitating condition that affects the venous system of the leg causing pain, swelling, edema, skin changes, and ulcerations.

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

VenoValve

The VenoValve is a porcine based replacement venous valve developed at enVVeno Medical to be surgically implanted in the deep venous system of the leg to treat severe CVI caused by valvular incompetence. By lowering pressure (venous hypertension) within the deep venous system of the leg, the VenoValve has the potential to reduce or eliminate the symptoms of severe deep venous CVI, including the potential to heal recurring venous leg ulcers. The VenoValve is implanted into the femoral vein of the patient in an open surgical procedure via a 5-to-6-inch incision in the upper thigh. As our planned initial entrant to the replacement venous valve market, we estimate that approximately 2.5 million people each year with severe deep venous CVI in the U.S. would be candidates for the VenoValve. The VenoValve has been granted Breakthrough Device designation by the FDA.

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

Results from the one year first-in-human study were presented at the Charing Cross International Symposium in April of 2021. Among the eleven (11) patients in the study, revised Venous Clinical Severity Scores (rVCSS) scores improved an average of 6 points, and patients also experienced significant improvements in pain (measured via visual analog scale (“VAS”) scores), and quality of life (measured by Veines sym/qol) all at one (1) year when compared to pre-surgery levels. Revised Venous Clinical Severity Scoring (rVCSS) is a validated measurement commonly used to objectively assess outcomes in the treatment of venous disease, and include ten characteristics consisting of physician assessments and patient reported outcomes including pain, inflammation, skin changes such as pigmentation and induration, the number of active ulcers, and ulcer duration. The improvement in VCSS scores was significant and indicates the VenoValve patients who had severe CVI pre-surgery, had mild CVI or the complete absence of disease at one-year post surgery. Related safety incidences during the one year first-in-human study for the VenoValve included one (1) surgical pocket hematoma (anti-coagulation related bleeding outside of the target vein within the surgical cavity), which was aspirated, intolerance from Coumadin anticoagulation therapy, three (3) minor wound infections (treated with antibiotics), and one occlusion due to patient non-compliance with anti-coagulation therapy.

At the end of the VenoValve first-in-human study, eight (8) study participants agreed to additional monitoring. In November of 2022, three-year, positive follow-up data was presented for this cohort of patients at the 49th Annual VEITH Symposium in New York city, showing that patients continued to experience the benefits from the VenoValve reported at one (1) year.

In March of 2021 we received IDE approval from the FDA to begin the VenoValve pivotal study. An investigational device exemption or IDE from the FDA is required before a medical device company can proceed with a pivotal trial for a Class III medical device. This approval allowed us to proceed with our U.S. pivotal study for the VenoValve which is called the SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) clinical study. The SAVVE study is a prospective, non-blinded, single arm, multi-center study of seventy-five (75) CVI patients enrolled at 21 U.S. sites.

Efficacy endpoints for the SAVVE pivotal study include rVCSS scores, which will be used to provide evidence of clinically meaningful benefit, as well as reflux time measurements, VAS pain scores, quality of life measurements, ulcer healing (for CEAP class C6 patients), and intra-operative and one-year vein patency and valve functionality. Safety endpoints include device related events and procedure related events including mortality, pulmonary embolism, ipsilateral deep vein thrombosis, infection and bleeding.

We achieved full enrollment of 75 subjects in the SAVVE trial on September 1, 2023, having enrolled eighteen (18) patients over the final two (2) months of the study. Full enrollment occurred approximately four (4) months earlier than expected due to increased demand for the VenoValve.

On November 16, 2023, we presented preliminary device related thirty-day Device Related Material Adverse Event (“MAE”) data at the 50th Annual VEITH Symposium. The preliminary device related MAE rate for the fully enrolled 75 subject study was eight percent (8%). MAEs for the SAVVE study are defined as all-cause mortality, pulmonary embolisms (“PEs”), ipsilateral deep vein thromboses (“DVTs”), bleeding, and deep wound infections, occurring within thirty (30) days of enrollment in the study, being either device or procedure related. The device related MAEs presented at the conference indicated no deaths, no pulmonary embolisms, and six (6) DVTs, from the fully enrolled cohort of 75 patients. Subsequent to the VEITH presentation, two (2) of the DVTs were adjudicated by the SAVVE Clinical Events Committee (“CEC”) as being moderate and four (4) of the DVTs were adjudicated as being mild. In addition to the DVTs, the safety report also noted a higher-than-expected rate of pocket wound hematomas (anti-coagulation related bleeding outside of the target vein within the surgical cavity) within the first two (2) weeks after surgery, which were deemed to be moderate in severity by the CEC, as well as an expected rate of procedure related wound infections at the site of the skin incisions. The bleeds and wound infections were acute in nature and had no lasting negative impact on patient health or clinical outcomes.

On March 6, 2024, we released initial, six-month topline preliminary revised Venous Clinical Severity Score (rVCSS) efficacy data from the SAVVE study at the VENOUS2024 American Venous Forum Annual Meeting, in Tampa Florida. The data released at VENOUS 2024 indicated that, overall, 97% of the study patients receiving the VenoValve showed clinical improvement as measured by rVCSS at six months, compared to baseline, with 74% of the study patients improving the three (3) or more rVCSS points needed to demonstrate VenoValve’s clinical meaningful benefit (the “Clinical Meaningful Benefit”). The average improvement among the Clinical Meaningful Benefit cohort was 8 points, more than two and a half times the amount of rVCSS improvement required to demonstrate that the VenoValve provides Clinical Meaningful Benefit.

On April 24, 2024, follow-on preliminary rVCSS data was presented at the 46th Annual Charing Cross Symposium in London, England. At a weighted average subject follow-up of 11.64 months, the average improvement among the Clinical Meaningful Benefit (≥ 3 point rVCSS improvement) patient cohort was 8.46 points, including 9.29 points for patients at the two-year milestone, 8.08 points for patients at the one-year milestone, and 8.71 points for patients at the six-month milestone. All rVCSS evaluations were based on the patient’s most recent clinical visit, compared to baseline. Overall, 94% of the study patients receiving the VenoValve showed clinical improvement as measured by rVCSS, at a weighted-average patient follow-up of 11.04 months for the clinical improvement cohort, and 72% of the study patients improved the three or more rVCSS points needed to demonstrate the VenoValve’s Clinical Meaningful Benefit, at a weighted-average patient follow-up of 11.64 months for the Clinical Meaningful Benefit cohort. Total patient follow-up was 762 months for the clinical improvement cohort and 582 months for the Clinical Meaningful Benefit cohort.

With the FDA indicating that one-year data for all 75 patients will be necessary prior to the filing of the application seeking pre-market approval (“PMA”) for the VenoValve, the Company expects to file the PMA application seeking approval in Q4 of 2024.

enVVe

On September 21, 2022, we announced the development of a non-surgical transcatheter based replacement venous valve called enVVe®, for the treatment of CVI of the deep veins of the leg. The enVVe system consists of the enVVe replacement venous valve, the enVVe delivery system, and the delivery system accessories. enVVe is designed to be delivered into the femoral vein of the patient via a minimally invasive procedure requiring no general anesthesia and no overnight hospital stay. Due to the minimally invasive nature of the procedure, we expect to be able to reach patients with less severe CVI or who may otherwise be poor candidates for a surgical device, and estimate the U.S. market for enVVe to be approximately 3.5 million patients.

Initial bench testing and acute pre-clinical testing for the enVVe valve were very successful. Adjustments to make it easier to load the enVVe valve into the enVVe delivery system are being finalized and the Company is currently manufacturing the necessary enVVe valves and enVVe delivery systems to begin a six-month chronic GLP study, which the Company expects to start in Q3 of 2024. The GLP study should be the final step necessary before filing for IDE approval to begin the enVVe pivotal study, which the Company expects to file in Q2 of 2025.

Capital

We finished 2023 with approximately $46.4 million of cash and investments and had approximately $42.9 million of cash and investments at March 31, 2024. Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials, related product development costs, and our ability to successfully bring products to market. We anticipate that our cash burn rate will increase from current levels of approximately $4 million to $5 million per quarter as we conduct our clinical trials and work toward bringing our product candidates to market.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

Overview

We reported net losses of $5.0 million and $6.4 million for the three months ended March 31, 2024 and 2023, respectively, representing a decrease in net loss of $1.4 million, or 22%, resulting from a decrease in operating expenses and an increase in other income.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our lead product candidate.

Research and Development Expenses

For the three months ended March 31, 2024, research and development expenses decreased by $0.5 million or 14%, to $3.1 million from $3.6 million for the three months ended March 31, 2023. This decrease primarily resulted from $0.9 million in lower costs related the SAVVE study as the study was fully enrolled during 2023 resulting in the reduction of outreach and enrollment related activities and related costs. This decrease was offset by a $0.3 million increase in personnel costs to support the SAVVE study and enVVe development, and $0.2 million in lab costs related to enVVe development.

Selling, General and Administrative Expenses

For the three months ended March 31, 2024, selling, general and administrative expenses decreased $0.7 million or 22%, to $2.5 million from $3.2 million for the three months ended March 31, 2023. The decrease was due to a decrease in share based compensation, which decreased to $1.2 million in 2024 from $1.9 million in 2023, primarily because of the decrease in the expense associated with grants made in 2021, which was $0.7 million lower in 2024 than in 2023.

Other Income

For the three months ended March 31, 2024, other income increased $0.1 million or 25% to $0.5 million from $0.4 million for the three months ended March 31, 2023. Other income in both periods reflects realized gains, interest, and unrealized gains from our program to invest excess cash in US Treasury bills.

Liquidity and Capital Resources

For the three-months ended March 31, 2024, the Company incurred losses from operations of $5.5 million and used $3.6 million cash in operating activities. The net cash used in operating activities during the 2024 period decreased by $1.5 million from $5.1 million for the quarter ended March 31, 2023.

The losses and the uses of cash are primarily due to the Company’s administrative and product research and development activities. Administrative functions relate to costs to support the Company’s public reporting and investor relations activities as well as internal administrative functions. Research and development activities are for continued product development and clinical trials for our product candidates, currently the VenoValve and enVVe. The Company will continue to incur these costs, and anticipates these costs will increase, as the Company works to complete its clinical trials, enhance products, develop new products, bring those products to market, and operate as a public company. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize one or more of our product candidates.

We do not currently have material commitments for capital expenditures or other expenditures except for our facility lease commitment of $0.4 million per year. However, we expect a modest increase in purchases of property and equipment as we continue the SAVVE study, plan for commercialization of the VenoValve and continue development of enVVe.

Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials and related product development costs and our ability to successfully bring products to market. We anticipate that our cash burn rate will increase from current levels of approximately $4 million to $5 million per quarter as we conduct our clinical trials and work toward bringing our product candidates to market.

We have historically funded our operations through financing activities, such as the capital raise completed in 2023, and will need to raise additional capital in the future. Any inability to raise additional financing would have a material adverse effect on us.

Based on our cash and working capital as of March 31, 2024, we have sufficient capital resources to meet our obligations as they become due for at least one year after the date of this Quarterly Report and sustain operations.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2024, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be subject to litigation and arbitration claims incidental to the Company’s business. Such claims may not be covered by our insurance coverage, and even if they are, if claims against us are successful, they may exceed the limits of applicable insurance coverage.

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

The Company denies all claims in these matters, is vigorously defending same, and has asserted counterclaims against Mr. Rankin contending that he breached his fiduciary duty and employment agreement with the Company and the Company incurred damages as a result. The Company continues to believe it has meritorious defenses to these matters, which are currently set for trial on July 22, 2024.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Form 10-K, filed with the SEC on February 29, 2024.

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

Date: May 8, 2024	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Chief Financial Officer
(Principal Financial and Accounting Officer)

