Form 10-Q
period 2024-06-30
enVVeno Medical Corp
filed 2024-07-31
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 29, 2024, there were 13,330,000 shares of common stock outstanding.

ENVVENO MEDICAL CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2024	December 31, 2023
(In thousands except par values, unless otherwise indicated)
Assets
Current Assets:
Cash and cash equivalents	$2,380	$3,620
Short-term investments	36,687	42,792
Prepaid expenses and other current assets	469	511
Total Current Assets	39,536	46,923
Property and equipment, net	252	334
Operating lease right-of-use assets, net	1,176	1,347
Security deposits and other assets	31	31
Total Assets	$40,995	$48,635

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,344	$1,033
Current portion of operating lease liabilities	351	338
Total Current Liabilities	1,695	1,371
Long-term operating lease liabilities	882	1,064
Total Liabilities	2,577	2,435

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000 shares authorized, 13,330 and 13,317 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital	178,402	176,236
Accumulated deficit	(139,984)	(130,036)
Total Stockholders’ Equity	38,418	46,200
Total Liabilities and Stockholders’ Equity	$40,995	$48,635

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
(In thousands, except per share data)
Operating Expenses:
Selling, general and administrative expenses	2,629	2,600	5,080	5,805
Research and development expenses	2,825	4,214	5,877	7,806
Loss from Operations	(5,454)	(6,814)	(10,957)	(13,611)

Other Income:
Realized gains from sales of trading securities	379	168	787	250
Unrealized gains from of trading securities	46	133	90	411
Interest income, net	73	39	132	84
Total Other Income	498	340	1,009	745
Net Loss	$(4,956)	$(6,474)	$(9,948)	$(12,866)

Net Loss Per Basic and Diluted Common Share:	$(0.31)	$(0.58)	$(0.62)	$(1.15)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	16,067	11,231	16,062	11,231

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(In thousands, unless otherwise indicated)

(unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2024	13,330	-	$177,397	$(135,028)	$42,369
Shared-Based Compensation	-	-	1,005	-	1,005
Net loss	-	-	-	(4,956)	(4,956)
Balance at June 30, 2024	13,330	$-	$178,402	$(139,984)	$38,418

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2023	9,472	-	$147,041	$(112,912)	$34,129
Shared-Based Compensation	-	-	1,157	-	1,157
Net loss	-	-	-	(6,474)	(6,474)
Balance at June 30, 2023	9,472	$-	$148,198	$(119,386)	$28,812

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	13,317	$-	$176,236	$(130,036)	$46,200
Shared-Based Compensation	-	-	2,120	-	2,120
Options exercised	13	-	46	-	46
Net loss	-	-	-	(9,948)	(9,948)
Balance at June 30, 2024	13,330	$-	$178,402	$(139,984)	$38,418

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	9,472	$-	$145,249	$(106,520)	$38,729
Shared-Based Compensation	-	-	2,949	-	2,949
Net loss	-	-	-	(12,866)	(12,866)
Balance at June 30, 2023	9,472	$-	$148,198	$(119,386)	$28,812

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unless otherwise indicated)

(unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(9,948)	$(12,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,120	2,949
Depreciation and amortization	106	109
Amortization of right of use assets	171	165
Unrealized (gain) loss from investments	(90)	(411)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	42	40
Accounts payable	271	656
Accrued expenses and other current liabilities	40	(157)
Operating lease liabilities	(169)	(157)
Net Cash Used in Operating Activities	(7,457)	(9,672)

Cash Flows from Investing Activities
Maturities of investments	31,263	24,956
Purchase of property and equipment	(24)	(26)
Purchases of investments	(25,068)	(15,099)
Net Cash Provided by Investing Activities	6,171	9,831

Cash Flows from Financing Activities
Proceeds from Stock Option Exercises	46	-
Net Cash Provided by Financing Activities	46	-
Net (Decrease) Increase in Cash	(1,240)	159
Cash, cash equivalents - Beginning of period	3,620	4,555
Cash, cash equivalents - End of period	2,380	$4,714

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

Note 2 – Management’s Liquidity Plan

As of June 30, 2024, the Company had a cash and investment balance of $39.1 million and working capital of $37.8 million. Although the Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, management believes that our capital resources are sufficient to meet our obligations as they become due within one year after the date of this Quarterly Report, and sustain operations.

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023.

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024. The accompanying condensed balance sheet as of December 31, 2023 has been derived from the Company’s audited financial statements.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 – Investments

The components of investments at June 30, 2024 and December 31, 2023 were as follows:

(In thousands)

	June 30, 2024		December 31, 2023
	Cash Equivalents	Short-Term Investment	Cash Equivalents	Short-Term Investments
Fair Value Level 1
U.S. Government securities	$1,661	$36,687	$3,187	$42,792
Total debt investments	$1,661	$36,687	$3,187	$42,792

Unrealized and realized gains and losses on the accompanying statement of operations result from fixed-income securities and are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Note 5 – Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $0.9 million and $3.4 million as of June 30, 2024 and December 31, 2023, respectively.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Accounts Payable Accrued Expenses and Other Current Liabilities

As of June 30, 2024, and December 31, 2023, accounts payable, accrued expenses and other current liabilities consist of the following:

(In thousands)	June 30, 2024	December 31, 2023
Accounts payable	$698	$427
Accrued compensation costs	517	478
Other accrued expenses	129	128
Total accrued expenses and other current liabilities	$1,344	$1,033

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

The complaints allege several causes of action including a cause of action for failure to timely pay Mr. Rankin’s accrued and unused vacation and three months’ severance under his July 16, 2018 employment agreement, defamation, unlawful labor code violations, sex-based discrimination, and unfair competition, and seeks damages for lost wages, emotional and mental distress, consequential damages, punitive damages and attorney’s fees and costs.

The Company has denied all claims in both matters (which have now been consolidated) and has filed a counterclaim asserting that Rankin has breached his employment agreement with the Company and fiduciary duty to the Company’s damage. The Company continues to believe it has meritorious defenses to both matters which are currently set for trial on August 12, 2024.

As of the date of these financial statements, the amount of loss associated with these complaints, if any, cannot be reasonably estimated. Accordingly, no amounts related to these complaints are accrued as of June 30, 2024.

ENVVENO MEDICAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 –Stockholders’ Equity

Stock Options

Stock-based compensation is reflected in selling, general and administrative expenses in the accompanying condensed statements of operations and was $1.0 million and $1.2 million during the three months ended June 30, 2024 and 2023, respectively, and $2.1 million and $3.0 million during the six months ended June 30, 2024 and 2023. As of June 30, 2024, there was $5.3 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.5 years.

Note 9 – Net Loss per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of June 30, 2024 and 2023:

(In thousands)	June 30,
	2024	2023
Shares of common stock issuable upon exercise of warrants	9,546	4,513
Shares of common stock issuable upon exercise of options	5,554	4,269
Potentially dilutive common stock equivalents excluded from diluted net loss per share	15,100	8,782

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

The Company is also developing a second product called enVVe®, which is a potential, non-surgical, transcatheter based replacement venous valve system consisting of the enVVe valve, the enVVe delivery system, and the delivery system accessories. The Company is conducting pre-clinical testing on enVVe and currently expects to be ready to file for IDE approval for the enVVe pivotal trial (the Transcatheter Anti-Thrombotic, Venous Valve Endoprosthesis or TAVVE) in Q2 of 2025.

Both the VenoValve and enVVe are designed to act as one-way valves, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs.

The VenoValve and enVVe are being developed first for approval by the U.S. Food and Drug Administration (“FDA”). We expect to be eligible to file for FDA approval of the VenoValve in the fourth quarter of 2024 followed two to three years later by enVVe. If approved, we expect the VenoValve and enVVe to co-exist, with the VenoValve as a surgical replacement venous valve option and enVVe as a non-surgical replacement venous valve option, although we cannot provide any assurance that either the VenoValve or enVVe will receive approval from the FDA. There are currently no devices approved as surgical or non-surgical replacement venous valves, and there are currently no effective treatments for deep venous CVI caused by incompetent valves.

Our team of officers and directors has been affiliated with numerous medical devices that have received FDA approval or CE marking and that have been commercially successful. We develop and manufacture both the VenoValve and EnVVe in a 14,000 sq. ft. leased manufacturing facility in Irvine, California, which has been ISO 13485-2016 certified for the design, development and manufacturing of tissue based implantable medical devices.

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

Three (3) year results from eight (8) first-in-human study participants who agreed to additional monitoring were presented at the February 2023 annual meeting of the American Venous Forum in San Antonio, Texas. Patients continued to show significant clinical improvement (average 8 point rVCSS improvement compared to baseline) at three (3) years post-VenoValve surgery, with no venous ulcer recurrences for C6 patients.

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

Efficacy endpoints for the SAVVE pivotal study include rVCSS scores, which are used to provide evidence of clinically meaningful benefit, as well as reflux time measurements, VAS pain scores, quality of life measurements, ulcer healing (for CEAP class C6 patients), and intra-operative and one-year vein patency and valve functionality. Safety endpoints include device related events and procedure related events including mortality, pulmonary embolism, ipsilateral deep vein thrombosis, infection and bleeding.

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

On June 21, 2024, the Company presented data showing significant improvement for patients with venous ulcers enrolled in the SAVVE study at the Society for Vascular Surgery 2024 Vascular Annual Meeting in Chicago. The data presented included twenty-one venous ulcer patients who had reached their one-year milestone, representing thirty venous ulcers. Overall, 91% of venous ulcer patients evaluated at one year either had fully healed ulcers or ulcers that had improved. Of that group, 100% of venous ulcers with a duration of one year or less prior to VenoValve surgery were fully healed, with the majority (67%) fully healed 90 days after VenoValve surgery. For those with venous ulcers with a duration of more than one year prior to VenoValve surgery, 89% were either fully healed or improved at one year, representing a decrease in average of total ulcers of 85%. In addition, none of the patients with a fully healed venous ulcer had experienced an ulcer recurrence.

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

Initial bench testing and acute pre-clinical testing for the enVVe valve were very successful. Adjustments to make it easier to load the enVVe valve into the enVVe delivery system are being finalized and the Company is currently manufacturing the necessary enVVe valves and enVVe delivery systems to begin a six-month chronic GLP study, which the Company expects to start in Q4 of 2024. The GLP study should be the final step necessary before filing for IDE approval to begin the enVVe pivotal study, which the Company expects to file in Q2 of 2025.

Capital

We finished 2023 with approximately $46.4 million of cash and investments and had approximately $39.1 million of cash and investments at June 30, 2024. Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials, related product development costs, and our ability to successfully bring products to market. We anticipate that our cash burn rate will increase from current levels of approximately $4 million to $5 million per quarter as we conduct our clinical trials and work toward bringing our product candidates to market.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

Overview

We reported net losses of $5.0 million and $6.5 million for the three months ended June 30, 2024 and 2023, respectively, representing a decrease in net loss of $1.5 million, or 23.1%, resulting from a decrease in operating expenses and an increase in other income, as described in further detail below.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our lead product candidate.

Research and Development Expenses

For the three months ended June 30, 2024, research and development expenses decreased by $1.4 million or 33.3%, to $2.8 million from $4.2 million for the three months ended June 30, 2023. This decrease primarily resulted from $1.7 million in lower costs related the SAVVE study as the study was fully enrolled during 2023 resulting in the reduction of outreach and enrollment related activities and related costs, partially offset by a $0.3 million increase in personnel costs to support the SAVVE study and enVVe development.

Selling, General and Administrative Expenses

For the three months ended June 30, 2024, selling, general and administrative expenses were $2.6 million, flat from the three months ended June 30, 2023, which was also $2.6 million. This was due to the net effect of a $0.1 million decrease in share-based compensation, offset by a $0.1 million increase in legal costs.

Other Income

For the three months ended June 30, 2024, other income increased $0.1 million or 25.0% to $0.5 million from $0.4 million for the three months ended June 30, 2023. Other income in both periods reflects realized gains, interest, and unrealized gains from our program to invest excess cash in US Treasury bills.

Comparison of the six months ended June 30, 2024 and 2023

Overview

We reported net losses of $10.0 million and $12.9 million for the six months ended June 30, 2024 and 2023, respectively, representing a decrease in net loss of $2.9 million or 22.5%, due to a decrease in operating expenses of $2.6 million and an increase in other income of $0.3 million.

Research and Development Expenses

For the six months ended June 30, 2024, research and development expenses decreased by $1.9 million or 24.4%, to $5.9 million from $7.8 million for the six months ended June 30, 2023. This decrease resulted from $2.6 million in lower costs related the SAVVE study as it was fully enrolled during 2023 resulting in the elimination of costs related to enrolling patients in the study, partially offset by a $0.6 million increase in personnel costs due to increased payments to additional staff to support ENVVE product development and the SAVVE study, and $0.1 million in higher lab related costs.

Selling, General and Administrative Expenses

For the six months ended June 30, 2024, selling, general and administrative expenses decreased $0.7 million or 12.1%, to $5.1 million from $5.8 million for the six months ended June 30, 2023. Of this decrease, $0.9 million was due to share based compensation from grants made during 2021 because the expense related to portions of grants made during 2021 has been fully amortized and subsequent grants have been of lower value. This decrease in stock-based compensation expense was partially offset by a $0.2 million increase in legal costs.

Other (Income) Expense

For the six months ended June 30, 2024, other income increased $0.3 million to $1.0 million from $0.7 million for the six months ended June 30, 2023. Other income in both periods reflects realized gains, interest, and unrealized gains from our program to invest excess cash in U.S. bills.

Liquidity and Capital Resources

For the six-months ended June 30, 2024, the Company incurred a net loss of $9.9 million and used $7.5 million cash in operating activities. The net cash used in operating activities during the 2024 period decreased by $2.2 million from $9.7 million for the six months ended June 30, 2023.

The losses and the uses of cash are primarily due to the Company’s administrative and product research and development activities. Administrative functions relate to costs to support the Company’s public reporting and investor relations activities as well as internal administrative functions. Research and development activities are for continued product development and clinical trials for our product candidates, currently the VenoValve and enVVe. The Company will continue to incur these costs, and expects costs will increase, as the Company works to complete its clinical trials, enhance products, develop new products, expand its organization to bring those products to market, and operate as a public company. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize one or more of our product candidates.

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

We have historically funded our operations through financing activities and will need to raise additional capital in the future. Any inability to raise additional financing would have a material adverse effect on us.

Based on our cash and working capital as of June 30, 2024, we have sufficient capital resources to meet our obligations as they become due for at least one year after the date of this Quarterly Report and sustain operations.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2024, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2024, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company denies all claims in these matters, is vigorously defending same, and has asserted counterclaims against Mr. Rankin contending that he breached his fiduciary duty and employment agreement with the Company and the Company incurred damages as a result. The Company continues to believe it has meritorious defenses to these matters, which are currently set for trial on August 12, 2024.

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

Date: July 31, 2024	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Chief Financial Officer
(Principal Financial and Accounting Officer)

