Form 10-Q
period 2024-09-30
enVVeno Medical Corp
filed 2024-10-31
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

As of October 28, 2024, there were 17,536,000 shares of common stock outstanding.

ENVVENO MEDICAL CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
(In thousands except par values, unless otherwise indicated)
Assets
Current Assets:
Cash and cash equivalents	$17,915	$3,620
Short-term investments	30,464	42,792
Prepaid expenses and other current assets	672	511
Total current assets	49,051	46,923
Property and equipment, net	218	334
Operating lease right-of-use assets, net	1,090	1,347
Security deposits and other assets	31	31
Total assets	$50,390	$48,635

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,872	$1,033
Current portion of operating lease liabilities	357	338
Total current liabilities	2,229	1,371
Long-term operating lease liabilities	791	1,064
Total liabilities	3,020	2,435

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000 shares authorized, 17,536 and 13,317 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital	192,996	176,236
Accumulated deficit	(145,626)	(130,036)
Total stockholders’ equity	47,370	46,200
Total liabilities and stockholders’ equity	$50,390	$48,635

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In thousands, except per share data)
Operating Expenses:
Research and development expenses	2,859	2,798	8,736	10,602
Selling, general and administrative expenses	3,311	2,551	8,391	8,358
Loss from Operations	(6,170)	(5,349)	(17,127)	(18,960)

Other Income:
Realized gain from sales of trading securities	428	148	1,215	398
Unrealized gain from trading securities	6	156	96	567
Interest income, net	94	44	226	128
Total Other Income	528	348	1,537	1,093
Net Loss	$(5,642)	$(5,001)	$(15,590)	$(17,867)

Net Loss Per Basic and Diluted Common Share:	$(0.35)	(0.45)	(0.97)	(1.59)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	16,067	11,231	16,063	11,231

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, unless otherwise indicated)

(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2024	13,330	-	$178,402	$(139,984)	$38,418
Common Stock and Warrants Issued in Public Offering	4,206	-	13,591	-	13,591
Share-Based Compensation	-	-	1,003	-	1,003
Net loss	-	-	-	(5,642)	(5,642)
Balance at September 30, 2024	17,536	$-	$192,996	$(145,626)	$47,370

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2023	9,472	-	$148,198	$(119,386)	$28,812
Share-Based Compensation	-	-	1,104	-	1,104
Net loss	-	-	-	(5,001)	(5,001)
Balance at September 30, 2023	9,472	$-	$149,302	$(124,387)	$24,915

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	13,317	$-	$176,236	$(130,036)	$46,200
Common Stock and Warrants Issued in Public Offering	4,206	-	13,591	-	13,591
Share-Based Compensation	-	-	3,123	-	3,123
Options exercised	13	-	46	-	46
Net loss	-	-	-	(15,590)	(15,590)
Balance at September 30, 2024	17,536	$-	$192,996	$(145,626)	$47,370

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	9,472	$-	$145,249	$(106,520)	$38,729
Share-Based Compensation	-	-	4,053	-	4,053
Net loss	-	-	-	(17,867)	(17,867)
Balance at September 30, 2023	9,472	$-	$149,302	$(124,387)	$24,915

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unless otherwise indicated)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(15,590)	$(17,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,123	4,052
Depreciation and amortization	149	165
Amortization of right-of-use assets	257	247
Unrealized gain from investments, net	(96)	(567)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(118)	(155)
Security deposit and other assets	(43)	(8)
Accounts payable, accrued expenses and other current liabilities	839	484
Operating lease liabilities	(254)	(236)
Net Cash Used in Operating Activities	(11,733)	(13,885)

Cash Flows from Investing Activities
Purchase of property and equipment	(33)	(29)
Purchases of investments	(33,420)	(24,276)
Maturities of investments	45,844	38,581
Net Cash Provided by Investing Activities	12,391	14,276

Cash Flows from Financing Activities
Proceeds from public offering	13,591	-
Proceeds from stock option exercises	46	-
Net Cash Provided by Financing Activities	13,637	-
Net Increase in Cash, Cash Equivalents	14,295	391
Cash, cash equivalents - Beginning of period	3,620	4,555
Cash, cash equivalents - End of period	$17,915	$4,946

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Business Organization and Nature of Operations

enVVeno Medical Corporation (the “Company”) is a late clinical-stage medical device company focused on the advancement of innovative bioprosthetic (tissue-based) solutions to improve the standard of care for the treatment of venous disease. The Company is developing surgical and non-surgical replacement venous valves for patients suffering from severe Chronic Venous Insufficiency (“CVI”) of the deep venous system of the leg.

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

Note 2 – Management’s Liquidity Plan

As of September 30, 2024, the Company had a cash and investment balance of $48.4 million and working capital of $47.3 million. Although the Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, management believes that the Company’s capital resources are sufficient to meet its obligations as they become due within one year after the date of this Quarterly Report, and sustain operations.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023.

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024. The accompanying condensed balance sheet as of December 31, 2023 has been derived from the Company’s audited financial statements.

Note 4 – Investments

The components of investments were as follows at September 30, 2024 and December 31, 2024:

(In thousands)

	September 30, 2024		December 31, 2023
	Cash Equivalents	Short-Term Investments	Cash Equivalents	Short-Term Investments
Fair Value Level 1
U.S. Government securities	$3,794	$30,464	$3,187	$42,792
Total debt investments	$3,794	$30,464	$3,187	$42,792

Unrealized and realized gains and losses on the accompanying statement of operations result from fixed-income securities and are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $14.9 million and $3.4 million as of September 30, 2024 and December 31, 2023, respectively.

Note 6 – Accounts Payable, Accrued Expenses and Other Current Liabilities

As of September 30, 2024, and December 31, 2023, accounts payable, accrued expenses and other current liabilities consist of the following:

(In thousands)	September 30, 2024	December 31, 2023
Accounts payable	$894	$427
Accrued compensation costs	446	478
Other accrued expenses	532	128
Total accrued expenses and other current liabilities	$1,872	$1,033

Note 7 – Commitments and Contingencies

Litigations Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8 –Stockholders’ Equity

Equity Issuance

The Company consummated a public offering on September 30, 2024 whereby it raised net proceeds of $13.3 million and issued 4.2 million shares of common stock, 0.1 million prefunded warrants and 0.3 million warrants to the underwriter. The weighted average exercise price of the warrants is $3.18.

Transaction fees in connection with the capital raise were $1.4 million.

The warrants have a fair value of $1.0 million based on the Black Scholes method and the following weighted average input assumptions:

Schedule of Estimated Fair values and Assumptions

Contractual term in years	5
Volatility	102%
Risk free interest rate	4%
Dividend yield	0%

Stock Options

Stock-based compensation is reflected in selling, general and administrative expenses in the accompanying condensed statements of operations and was $1.0 million and $1.1 million during the three months ended September 30, 2024 and 2023, respectively, and $3.1 million and $4.1 million during the nine months ended September 30, 2024 and 2023.

As of September 30, 2024, there was $4.3 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.9 years.

Note 9 – Net Loss per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of September 30, 2024 and 2023:

	September 30,
(In thousands)	2024	2023
Shares of common stock issuable upon exercise of warrants	9,847	4,506
Shares of common stock issuable upon exercise of options	5,552	4,254
Potentially dilutive common stock equivalents excluded from diluted net loss per share	15,399	8,760

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

The Company’s lead product is the VenoValve®, which is a potential first-in-class surgical replacement venous valve that is currently being evaluated in a U.S. pivotal study called the SAVVE trial (Surgical Anti-reflux Venous Valve Endoprosthesis). Definitive one year data from SAVVE is expected to be released in the fourth quarter of 2024.

The Company is also developing the next generation replacement venous valve called enVVe®, which will be delivered via transcatheter as opposed to an open surgery. The Company is conducting pre-clinical testing on enVVe and currently expects to be ready to file for IDE approval for the enVVe pivotal trial in mid 2025.

Both the VenoValve and enVVe are designed to act as one-way valves, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs.

The VenoValve and enVVe are being developed first for approval by the U.S. Food and Drug Administration (“FDA”). We expect to be eligible to file for FDA approval of the VenoValve in the fourth quarter of 2024 followed approximately three years later by enVVe. If approved, we expect the VenoValve and enVVe to co-exist, with the VenoValve as a surgical replacement venous valve option and enVVe as a non-surgical replacement venous valve option, although we cannot provide any assurance that either the VenoValve or enVVe will receive approval from the FDA. There are currently no devices approved as surgical or non-surgical replacement venous valves, and there are currently no effective treatments for deep venous CVI caused by incompetent valves.

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

Severe CVI sufferers experience a significantly reduced quality of life. Daily activities such as preparing meals, housework, dressing, and personal hygiene (washing and bathing) become difficult due to reduced mobility. For many severe CVI sufferers, intense pain, which frequently occurs at night, prevents them from getting adequate sleep. Severe CVI sufferers are known to miss approximately 40% more workdays than the average worker. A high percentage of venous ulcer patients also experience severe itching, leg swelling, and an odorous discharge. Wound dressing changes, which occur several times a week, can be extremely painful. Venous ulcers from deep venous CVI are very difficult to heal, and a significant percentage of venous ulcers remain unhealed for more than a year. Even if healed, recurrence rates for venous ulcers are known to be high (20% to 40%) within the first year and as high as 60% after five years. Patients with severe CVI often become housebound and experience social isolation due to difficulty with ambulation. As a result, studies have shown that patients with active venous ulcers experience higher rates of anxiety and depression, with reported rates of anxiety of up to 30% and depression up to 40%. Rates of depression caused by venous ulcers among the elderly are even higher, with 48% of elderly venous ulcer patients having severe depressive symptoms.

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

VenoValve

The VenoValve is a replacement venous valve developed at enVVeno Medical to be surgically implanted in the deep venous system of the leg to treat severe CVI caused by valvular incompetence. By lowering pressure (venous hypertension) within the deep venous system of the leg, the VenoValve has the potential to reduce or eliminate the symptoms of severe deep venous CVI, including the potential to heal recurring venous leg ulcers. The VenoValve is implanted into the femoral vein of the patient in an open surgical procedure via a 5-to-6-inch incision in the upper thigh. As our planned initial entrant to the replacement venous valve market, we estimate that approximately 2.5 million people each year with severe deep venous CVI in the U.S. would be candidates for the VenoValve. The VenoValve has been granted Breakthrough Device designation by the FDA.

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

The FDA has indicated that one-year data on all patients will be necessary prior to completing the application seeking pre-market approval (“PMA”) for the VenoValve. On August 14, 2024, the Company announced it had filed and the FDA had approved four of the required five modules of its PMA application. The Company expects to file the fifth and final module of its PMA application in Q4 of 2024.

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

On October 28, 2024, we announced the successful start to a six-month pre-clinical GLP study for enVVe. The first wave of implants, for the long-term subjects, was successfully completed, with the final wave for the shorter-term subjects scheduled for December. The GLP study is a prerequisite to seeking IDE approval from the FDA to begin the enVVe U.S. pivotal study. The Company expects to file for IDE approval for the enVVe pivotal study in mid 2025.

Capital

We finished 2023 with approximately $46.4 million of cash and investments and had approximately $48.4 million of cash and investments at September 30, 2024. Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials, related product development costs, and our ability to successfully bring products to market. We anticipate that our cash burn rate will increase from current levels of approximately $4 million to $5 million per quarter as we conduct our clinical trials and work toward bringing our product candidates to market.

On September 30, 2024, we closed a public offering raising approximately $13.6 million net cash proceeds. Based on management’s current expectations, this capital has the potential to fund the Company through several significant milestones, including the anticipated FDA pre-market approval of the VenoValve, the beginning of preparations for VenoValve commercialization, and the initial stages of the pivotal trial for enVVe. Although we expect our quarterly cash burn rate will increase over time to support these milestones, after the additional proceeds from our offering, we believe we have sufficient cash to fund operations past what we expect will be regulatory approval of the VenoValve and the start of the enVVe pivotal trial.

Comparison of the three months ended September 30, 2024 and 2023

Overview

We reported net losses of $5.6 million and $5.0 million for the three months ended September 30, 2024 and 2023, respectively, representing an increase in net loss of $0.6 million or 12%, due to an increase in operating expenses of $0.8 million, and an increase in other income of $0.2 million.

Revenues

As a developmental stage Company, we are not currently generating revenue and our future revenue, if any, is expected to be diminutive in the near future and dependent on our ability to commercialize our product candidates.

Research and Development Expenses

For the three months ended September 30, 2024, research and development expenses increased by $0.1 million or 2%, to $2.9 million from $2.8 million for the three months ended September 30, 2023. This increase primarily resulted from $0.2 million in increased personnel costs to support the SAVVE study and enVVe development, partially offset by a $0.1 million decrease in lab costs.

Selling, General and Administrative Expenses

For the three months ended September 30, 2024, selling, general and administrative expenses increased by $0.7 million or 27%, to $3.3 million from $2.6 million for the three months ended September 30, 2023. This increase was due to a $0.2 million increase in consulting expense related to market research for the Company’s products, and a $0.7 million increase in legal costs, partially offset by a $0.1 million decrease in share-based compensation, and a $0.1 million decrease in travel expenses due to full enrollment of the SAVVE study during 2023 resulting in less travel to study sites in 2024.

Other Income

For the three months ended September 30, 2024, other income increased $0.2 million or 52.0% to $0.5 million from $0.3 million for the three months ended September 30, 2023. Other income in both periods reflects realized gains, interest, and unrealized gains from our program to invest excess cash in US Treasury bills.

Comparison of the nine months ended September 30, 2024 and 2023

Overview

We reported net losses of $15.6 million and $17.9 million for the nine months ended September 30, 2024 and 2023, respectively, representing a decrease in net loss of $2.3 million, or 13%, due to a decrease in operating expenses of $1.8 million, and an increase in other income of $0.4 million.

Revenues

As a developmental stage Company, we are not currently generating revenue and our future revenue, if any, is expected to be diminutive in the near future and dependent on our ability to commercialize our product candidates.

Research and Development Expenses

For the nine months ended September 30, 2024, research and development expenses decreased by $1.9 million or 18%, to $8.7 million from $10.6 million for the nine months ended September 30, 2023.

This decrease resulted from a $2.7 million reduction in costs related the SAVVE study as it reached full enrollment during the 2023 period requiring less study related enrollment activity during the 2024 period, partially offset by $0.8 million higher compensation cost due to increases in staffing.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2024, selling, general and administrative expenses of $8.4 million were flat when compared to the nine months ended September 30, 2023. This is due to $1.0 million in lower share-based compensation from the reduction in expense from grants made during 2021, the cost for portions of which have been fully recognized, a $0.1 million decrease in travel expenses due to full enrollment of the SAVVE study during 2023 resulting in less travel to study sites in 2024, partially offset by $0.8 million in higher legal cost and a $0.3 million increase in consulting expense related to market research for the Company’s products.

Other Income

For the nine months ended September 30, 2024, other income increased $0.4 million to $1.5 million from $1.1 million for the nine months ended September 30, 2023. Other income in both periods reflects realized gains, interest, and unrealized gains from our program to invest excess cash in U.S. bills.

Liquidity and Capital Resources

For the nine-months ended September 30, 2024, the Company incurred a net loss of $15.6 million and used $11.7 million cash in operating activities. Net cash used in operating activities for the period ended September 30, 2024 decreased by $2.2 million from $13.9 million for the period ended September 30, 2023.

The losses and the uses of cash are primarily due to the Company’s administrative and product research and development activities. Administrative functions relate to costs to support the Company’s public reporting and investor relations activities, readying for commercial development of its lead product candidate in the event of receiving PMA approval from the FDA, and internal administrative functions. Research and development activities are for continued product development and clinical trials for our product candidates, currently the VenoValve® and enVVe®. The Company will continue to incur these costs to complete its clinical trials, enhance products, develop new products, and operate as a public company. Although we have discretion in how we use the Company’s cash resources, we expect to continue these activities for the foreseeable future as we seek to develop and obtain regulatory approval for our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize one or more of our product candidates.

Our cash flows from investing activity consist of maturities and purchases of US Treasury bills from our program to invest excess cash, and purchases of property and equipment for our lab and offices. During the nine months ended September 30, 2024 we purchased $33.4 million of treasury bills and $45.8 million of them matured generating $1.4 million in realized gains and interest income. We expect to continue investing as the treasury bills mature and as allowed by the cash requirements of our operations. In the nine months ended September 30, 2024, our purchases of property and equipment consisting primarily of lab and test equipment, were less than $0.1 million.

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

We have historically funded our operations through financing activities. On September 30, 2024, we closed an offering issuing stock and warrants and raising approximately $13.6 million net cash proceeds. Based upon our cash and working capital as of September 30, 2024 we have sufficient capital resources to meet our obligations as they become due for at least one year after the date of this Report and sustain operations, although we expect to continue incurring losses for the foreseeable future and may need to raise additional capital to sustain our operations, pursue our product development initiatives and penetrate markets for the sale of our products. Any inability to raise additional financing in the foreseeable future would have a material adverse effect on us.

As of October 28, 2024, we had cash and investments of $47.1 million.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2024, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2024, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was party to litigation with former employee, Robert Rankin, who resigned on March 30, 2020. The matter was resolved on October 21, 2024 and all complaints and cross complaints were dismissed with prejudice.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Form 10-K, filed with the SEC on February 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

Trading Arrangements

On September 19, 2024, Marc Glickman, our Chief Medical Officer, entered into a pre-arranged trading plan (the “10b5-1 plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Under the 10b5-1 plan, Mr. Glickman can sell up to 653,526 shares of our common stock between December 19, 2024 and December 31, 2025, subject to price and trading limitations under the plan.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2024	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Chief Financial Officer
(Principal Financial and Accounting Officer)

