Form 10-K
period 2024-12-31
enVVeno Medical Corp
filed 2025-02-28
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission file number: 001-38325

enVVeno Medical Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0936180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Doppler, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 261-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Common Stock, $0.00001 par value	NVNO	The NASDAQ Stock Market LLC

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2024 (the last business date of the registrant’s most recently completed second fiscal quarter), based on the last sale price of the registrant’s common stock on such date was $68.9 million.

As of February 25, 2025, there were 17,536,000 shares of common stock outstanding.

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

The VenoValve and enVVe are being developed first for approval by the U.S. Food and Drug Administration (FDA). We expect the VenoValve to be eligible for FDA approval first, followed approximately three years later by enVVe. If approved, we expect the VenoValve and enVVe to co-exist, with the VenoValve as a surgical replacement venous valve option and enVVe as a non-surgical replacement venous valve option, although we cannot provide any assurance that either the VenoValve or enVVe will receive approval from the FDA (see the section entitled “Risk Factors” in this Annual Report on Form 10-K). There are currently no devices approved as surgical or non-surgical replacement venous valves, and there are currently no effective treatments for deep venous CVI caused by incompetent valves.

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

VenoValve Clinical Status

In March of 2021 we received IDE approval from the FDA to begin the VenoValve pivotal study. An investigational device exemption or IDE from the FDA is required before a medical device company can proceed with a pivotal trial for a Class III medical device. This approval allowed us to proceed with our U.S. pivotal study for the VenoValve which is called the SAVVE® (Surgical Anti-reflux Venous Valve Endoprosthesis) a prospective, non-blinded, single arm, multi-center clinical study. The seventy-five patient SAVVE study reached full enrollment on September 1, 2023.

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

In November 2024, one year preliminary efficacy and safety data from the SAVVE was presented at the 51th Annual VEITH Symposium, the largest vascular conference in the world. The data indicated that eighty-five percent (85%) of the patients enrolled in SAVVE experienced a clinical meaningful benefit from the VenoValve, defined as a three (3) or more point improvement in revised Venous Clinical Severity Score (rVCSS), at one year, compared to baseline. The average rVCSS improvement in the clinically meaningful responder cohort was 7.91 points. Patients in the SAVVE study also experienced a seventy-five percent (75%) median reduction in pain and improvements in quality-of-life indicators. For patients with venous ulcers (CEAP C6 patients), ulcer area was reduced a median average of eighty-seven percent (87%). Over the course of the one (1) year period, there was one (1) death (unrelated to the VenoValve), zero (0) pulmonary embolisms, twelve (12) target vein thromboses, ten (10) surgical pocket hematomas, four (4) other bleeds, and seven (7) deep wound infections. Ninety four percent (94%) of the patients that experienced a material safety event also went on to experience a clinically meaningful benefit from the VenoValve. Also, the reported target vein patency rates at thirty (30) days and one (1) year were ninety one percent (91%) and ninety seven percent (97%), respectively.

On November 19, 2024, the Company submitted the final module of its PMA application for review by the FDA. The VenoValve is designated as a breakthrough product and, as a result, its PMA application is subject to priority review. This may serve to shorten the PMA review process. Regardless, it is difficult to predict precisely how long the PMA process will take, and the Company’s best estimate is to expect an FDA decision during the second half of 2025.

enVVe

On September 21, 2022, we announced the development of a non-surgical transcatheter based replacement venous valve called enVVe®, for the treatment of CVI of the deep veins of the leg. Initial preliminary bench testing and pre-clinical testing for enVVe have been successfully completed.

On December 16, 2024, we announced the successful completion of the final wave of implants for the six-month pre-clinical GLP study for enVVe. The first wave of implants, for the long-term subjects, was successfully completed in October, and the final wave for the shorter-term subjects was completed in December. The GLP study is a prerequisite to seeking IDE approval from the FDA to begin the enVVe U.S. pivotal study. The Company expects to file for IDE approval for the enVVe pivotal study in mid-2025.

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

PMA Approval Pathway

Class III devices such as the VenoValve and enVVe generally require pre-market approval (PMA) before they can be marketed in the U.S. The PMA review and approval process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA also must contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take several years. With the recent reduction in workforce that has taken place within the federal government, including at the FDA, we may experience longer review periods from the FDA for any applicable regulatory approvals. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA generally will conduct a pre-approval inspection of the applicant or its third-party manufacturers’ manufacturing facility or facilities to ensure compliance with the QSR. The FDA will generally approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s).

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

Clinical Trials in Support of PMA

Clinical trials are almost always required to support a PMA submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the IDE regulations, which govern investigational device labeling, prohibit promotion of the investigational device and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. The VenoValve required IDE applications prior to human testing in the United States, and we believe any future products such as the enVVe will also require IDE applications before human testing in the United States.

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

Regulation Outside of the U.S.

Each country or territory outside of the U.S. has its own rules and regulations with respect to the manufacture, marketing and sale of medical devices, including, but not limited to the European Medicines Agency in the European Union. For example, in December of 2018, we received regulatory approval from Instituto Nacional de Vigilancia de Medicamentos y Alimentos, the Colombian equivalent of the U.S. Food and Drug Administration, for our first-in-human study for the VenoValve in Colombia. At this time, other than the first-in-human trial in Colombia, we have not determined which countries outside of the U.S., if any, we will seek approval for our product candidates.

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

Intellectual Property

We possess an extensive proprietary processing and manufacturing methodology specifically applicable to the design, processing, manufacturing and sterilization of biologic devices. This includes FDA compliant quality control and assurance programs, proprietary tissue processing technologies demonstrated to eliminate recipient immune responses, trusted relationship with abattoir suppliers, and a combination of tissue preservation and gamma irradiation that enhances device functions and guarantees sterility. We have filed numerous patent applications for the VenoValve with the U.S. Patent and Trademark Office (USPTO) and throughout the world. We currently have thirty-nine (39) patents granted from agencies around the world including eight (8) from the USPTO.

Employees

As of February 25, 2025, we had thirty-seven (37) full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

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

We have historically incurred losses and expect to continue incurring losses going forward. Our losses have resulted primarily from our research programs and the development of our product candidates as well as from costs related to general and administrative expenses relating to our operations. Currently, we are not generating revenue from operations, and we expect to incur losses for the foreseeable future as we seek to obtain regulatory approval for our product candidates. Additionally, we expect that our general and administrative expenses will increase due to the additional operational costs associated with our clinical studies, as well as the anticipated expansion of our operations to commercialize our products if we receive FDA approval. We do not expect to generate significant revenue until we are able to commercialize one or more of our product candidates after receiving FDA approval, or if any of our product candidates are licensed or sold, if ever. We may never generate significant revenue or become profitable. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve and subsequently sustain profitability could harm our business, financial condition, results of operations and cash flows.

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

We are subject to rigorous and extensive regulation by the FDA in the United States and by comparable agencies in other jurisdictions, including the European Medicines Agency, or EMA, in the European Union, or EU. Our product candidates are currently in development, and we have not received FDA approval for them. Our product candidates may not be marketed in the United States until they have been approved by the FDA and may not be marketed in other jurisdictions until they have received approval from the appropriate foreign regulatory agencies. Each product candidate requires significant research, development, preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval.

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

Our present and future capital requirements will be significant and will depend on many factors, including:

●	the progress and results of our development efforts for our product candidates;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the effect of competing technological and market developments;
●	the cost associated with commercialization of our product candidates once approved by the FDA;
●	market acceptance of our product candidates;
●	the rate of progress in establishing coverage and reimbursement arrangements with domestic and international commercial third-party payors and government payors;
●	the ability to achieve revenue growth and improve gross margins;
●	the extent to which we acquire or in-license other products and technologies; and
●	legal, accounting, insurance and other professional and business-related costs.

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

In the United States, in order for surgeons to use our product candidates, the hospital facilities where these surgeons treat patients will typically require that the product candidates receive approval from the facility’s value analysis committee (VAC). VACs typically review the comparative effectiveness and cost of medical devices used in the facility. The makeup and evaluation processes for VACs vary considerably, and it can be a lengthy, costly and time-consuming effort to obtain approval by the relevant VAC. For example, even if we have an agreement with a hospital system for the purchase of a product, in most cases, they must obtain VAC approval by each hospital within the system to sell at that particular hospital. Additionally, hospitals typically require separate VAC approval for each specialty in which a product is used, which may result in multiple VAC approval processes within the same hospital even if such product has already been approved for use by a different specialty group. VAC approval is often needed for each different product to be used by the surgeons in that specialty. In addition, hospital facilities and group purchasing organizations, or GPOs, which manage purchasing for multiple facilities, may also require us to enter into a purchasing agreement and satisfy numerous elements of their administrative procurement process, which can also be a lengthy, costly and time-consuming effort. If we do not receive access to hospital facilities in a timely manner, or at all, via these VAC and purchasing contract processes, or otherwise, or if we are unable to secure contracts on commercially reasonable terms in a timely manner, or at all, our costs may increase, our sales may decrease and our operating results may be harmed.

We face significant competition and our business prospects will depend on our ability to develop and commercialize our current product candidates and may also depend on our ability to develop additional product candidates.

The medical device industry is highly competitive and subject to rapid change and technological advancements. New technologies, techniques or products could emerge that might make our products obsolete or offer better combinations of price and performance than the products that we plan to offer. Therefore, it is important to our business that we continue to develop and enhance our product candidate offerings and potentially introduce new product candidates.

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

We currently have no sales and limited marketing infrastructure and we may not be able to build a sales and marketing infrastructure sufficient for us to commercialize our current product candidate or future product candidates, if approved, and may be unable to do so or may never generate sufficient revenue to achieve or sustain profitability.

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

The Company has incurred significant operating losses which have generated significant net operating loss carry-forwards for both federal and state purposes. Other than federal NOL carryforwards generated after 2017, our NOL carryforwards will expire if not used over the next five years. Our ability to realize the benefits of these NOL carryforwards will depend on our ability to generate income.

Further, our ability to realize the benefits of NOL carryforwards are limited because of ownership changes. In general, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a rolling three-year period) may be subject to limitations on its ability to utilize its NOLs and certain credit carryforwards to offset future taxable income and taxes. We have analyzed the tax impacts of ownership changes that occurred in 2018, 2021, 2023 and in 2024. While those ownership changes have resulted in limits to the amount of NOLs that may be used in a given year, these are all post 2017 NOLs and are carried forward indefinitely.

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

In the United States, our product candidates are regulated as medical devices. Before our medical device product candidates may be marketed in the United States, we must submit, and the FDA must approve a PMA application. For the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. In addition, modifications to products that are approved through a PMA application generally require FDA approval. The time required to obtain approval, clearance or license by the FDA to market a new therapy is unpredictable but typically takes years and depends upon many factors, including the substantial discretion of the FDA. This timeline may be further extended as a result of the recent reduction in workforce that has taken place within the federal government, including at the FDA.

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

We have filed patent applications for our products and related intellectual property with the U.S. Patent and Trademark Office and in other jurisdictions. As of the December 31, 2024, we have been granted thirty-nine (39) patents including eight (8) in the United States and have another twenty-four (24) applications in various stages of review including five (5) in the United States].

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

Risks Related to Ownership of Our Securities

The trading price of our securities has been and is likely to continue to be volatile and could be subject to wide fluctuations in response to a variety of factors.

The trading price of our securities has been and is likely to continue to be volatile and could be subject to wide fluctuations in response to a variety of factors, which include:

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

As of the date of this Annual Report, we have issued and outstanding options to purchase 5,921,699 shares of our common stock with a weighted average exercise price of $7.17, 400,000 restricted stock units subject to vesting, and warrants to purchase 12,662,953 shares of our common stock with a weighted average exercise price of $6.11. Further, we have 828,798 shares available for issuance under our Amended and Restated 2016 Omnibus Incentive Plan.

The number of shares subject to the Plan is automatically adjusted from time to time when the Company issues additional shares of common stock or securities that are convertible or exercisable into shares of common stock (other than pursuant to the Plan) such that shares authorized under the plan after such issuance shall be equal to at least 20% of the issued and outstanding shares of the Company on a fully diluted basis. Because the market for our common stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock. Furthermore, the mere existence of a significant number of shares of common stock issuable upon vesting and, if applicable, exercise of these securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

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

None.

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

None.

ITEM 4.	Mine and Safety Disclosure

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on Nasdaq under the symbol “NVNO.”

Holders of Record

On February 25, 2025, the closing price per share of our common stock was $3.49 on The Nasdaq Capital Market. We had approximately 73 stockholders of record as of February 25, 2025. On February 25, 2025 there were 17,536,000 shares of our common stock issued. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Securities Authorized for Issuance under Equity Compensation Plan

The following information is as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of granted restricted stock unit awards outstanding	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,921,699	$7.17	400,000	828,798
Equity compensation plans not approved by security holders	-	-		-
	5,921,699	$7.17	400,000	828,798

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

Recent Sales of Unregistered Securities

None.

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

Results of Operations

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

Revenues

As a late-stage clinical medical device Company, we are not currently generating revenue and our future revenue, if any, is dependent on our ability to commercialize our product candidates. We will not begin generating revenue with respect to any of our product candidates until after we obtain FDA approval, if at all. We hope to eventually achieve revenues by commercializing and selling our products or licensing our technologies to companies that have the resources and infrastructure in place to manufacture, market and sell our products. The commercialization and/or licensing of any of our products may take several years, if it is to occur at all, and depends on our ability to obtain regulatory approval.

Net Loss

We reported net losses of $21.8 million and $23.5 million for the years ended December 31, 2024 and 2023, respectively, representing a decrease in net loss of $1.7 million or 7%, resulting from, as described in further detail below, a decrease in operating expenses of $1.5 million, and an increase in other income of $0.2 million.

Research and Development Expenses

For the year ended December 31, 2024, research and development expenses decreased by $1.4 million or 10%, to $12.2 million from $13.6 million for the year ended December 31, 2023. The decrease is due to a decrease of $2.2 million in costs for the SAVVE trial, and a $0.3 million decrease in other lab costs, partially offset by an increase of $0.9 million in employee compensation from the increases in staffing, and an increase of $0.2 million in costs related to the GLP study for the enVVe. Costs related to SAVVE decreased in 2024 because, after full enrollment in 2023, activity shifted to ongoing monitoring, data collection, and preparation and filing of the PMA. The increase in compensation cost is due to the hiring of additional personnel supporting ongoing VenoValve testing and trial activity in addition to the preparation for the enVVe GLP study.

Selling, General and Administrative Expenses

For the year ended December 31, 2024, selling, general and administrative expenses decreased by $0.1 million or 1%, to $11.6 million from $11.7 million for the year ended December 31, 2023. This decrease is primarily driven by share-based compensation which decreased $1.1 million from 2023 to 2024. Selling, general and administrative expenses also decreased $0.1 million from lower travel cost, and $0.1 million from lower insurance cost in 2024. These decreases were partially offset by a $0.7 million increase in legal costs and a $0.5 million increase in costs related to conferences, and market research as the Company started increasing its market visibility in anticipation of commercialization activity if FDA approval of the VenoValve PMA is received.

Other Income

For the year ended December 31, 2024, other income increased $0.3 million to $2.0 million from $1.7 million for the year ended September 30, 2023. Other income in both periods reflects realized gains, interest, and unrealized gains from our program to invest excess cash in U.S. Treasury securities.

Liquidity and Capital Resources

For the year ended December 31, 2024, the Company incurred losses from operations of $23.8 million and used $16.8 million cash in operating activities. The net cash used in operating activities during 2024 decreased by $2.1 million from $18.9 million for the year ended December 31, 2023, primarily due to the decrease in research and development expenses from 2023 to 2024. Our cash balance as of December 31, 2024, is $1.8 million. In addition, we have $41.4 million in investments, for total cash and investments of $43.2 million.

The operating losses and the uses of cash are primarily due to the Company’s product research and development and administrative activities. Administrative functions relate to costs to support the Company’s public reporting and investor relations activities as well as internal administrative functions. Research and development activities are for continued product development and clinical trials for VenoValve and for enVVe. The Company will continue to incur these costs to complete its clinical trials, enhance products, develop new products, and operate as a public company for the foreseeable future as we seek to obtain regulatory approval for our studies and product candidates.

We are not currently generating revenue. However, with the filing of our final PMA module completed in December 2024, we hope to receive FDA approval during 2026, and we have commenced limited activity toward commercial launch in anticipation of that approval. To-date, this activity is primarily market research and attendance at conferences. If and when we receive FDA approval of our PMA, we expect to significantly increase costs related to commercial launch and to direct spending toward establishing our market presence and generating revenue.

We do not currently have material commitments for capital expenditures or other expenditures with the exception of our facility lease commitment of $0.3 million per year. We expect a modest increase in purchases of property and equipment and in facility lease costs as we continue SAVVE, commence TAVVE, and plan for commercialization of the VenoValve.

Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials and related product development costs and our ability to successfully bring products to market. We anticipate that our cash burn rate will increase from current levels of approximately $4 million to $5 million per quarter to $5 million to $6 million per quarter in 2025. Even after considering this increase, we should have sufficient cash to fund operations through mid-2026.

We have historically funded our operations through financing activities such as the capital raises completed in 2024 and 2023. We will need to raise additional capital in the future. Any inability to raise additional financing would have a material adverse effect on us.

Based upon our cash and working capital as of December 31, 2024, we have sufficient capital resources to meet our obligations as they become due within at least one year after the date of this Annual Report and sustain operations.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information requested by paragraph (a)(5) of this Item.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8.	Consolidated Financial Statements and Supplementary Data

Please see the consolidated financial statements beginning on page F-1 following the signature pages in this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2024, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 has not been audited by our auditors, Marcum LLP.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Listed below are the names of the directors and executive officers of the Company, their ages as of the date of this Annual Report, their positions held and the year they commenced service with the Company.

Name	Age	Position(s) Held	Year of Service Commencement
Robert A. Berman	62	Director, Chief Executive Officer	2018
Craig Glynn	63	Chief Financial Officer and Treasurer	2020
Dr. Francis Duhay	64	Director	2018
Dr. Sanjay Shrivastava	57	Director	2018
Matthew M. Jenusaitis	63	Director	2019
Robert C. Gray	77	Director	2019
Marc H. Glickman, M.D.	75	Senior Vice President and Chief Medical Officer	2016
Hamed Alavi	41	Senior Vice President & Chief Technology Officer	2020

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

Dr. Sanjay Shrivastava has served as a member of our board of directors since October 2018. He has been involved in developing, commercializing, evaluating, and acquiring medical devices for more than 24 years, including serving in leadership positions in research and development, business development, and marketing at J&J, BTG, plc, Medtronic, Abbott Vascular, and Edwards Life Sciences. He is presently serving as the chief executive officer at Innova Vascular, Inc., an early commercial stage medical device company engaged in peripheral venous thrombectomy space. Prior to this, he co-founded BlackSwan Vascular, Inc., where he served on its board of directors and led a strategic alliance including the acquisition deal with Sirtex Medical. Sirtex Medical’s parent company acquired BlackSwan Vascular, Inc. in 2023. Dr. Shrivastava worked on several acquisition and investment deals during his roles as a senior director, business development at J&J and a vice president, upstream marketing and strategy at BTG, plc, which had an annual revenue of about $800 million and is now part of Boston Scientific Corporation through an acquisition. At Medtronic, Dr. Shrivastava was the Director of Global Marketing for the Cardiac and Vascular Group where he helped build the embolization business, from its initiation to a substantial revenue with a very high CAGR over a period of six years. Dr. Shrivastava was part of the peripheral vascular business at Abbott Vascular and worked on trans-catheter heart valve repair and replacement products at Edwards Life Sciences. Dr. Shrivastava received his Bachelor of Engineering degree at the Indian Institute of Technology and a doctorate degree in materials science and engineering from the University of Florida. We believe that Dr. Shrivastava is qualified to serve as a member of our board of directors because of having served in Chief Executive Officer and board of director positions at several medical device start-ups, and leadership positions in research and development, business development, and marketing at Innova Vascular, Inc., BTG, Medtronic, Abbott Vascular, and Edwards Life Sciences.

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

Robert C. Gray has served as a member of our board of directors since September 2019. He had a 20-year career at Highmark, Inc., one of America’s largest health insurance organizations, which serves over 20 million subscribers, and includes Highmark Blue Cross Blue Shield Pennsylvania, Highmark Blue Cross Blue Shield Delaware, and Highmark Blue Cross Blue Shield West Virginia, which he retired from in 2008. While at Highmark, Mr. Gray helped increase revenues to $12.3 billion from $6.9 billion, and helped generate an operating gain of $375 million from an operating loss of $91 million. In addition to being the board chairman, Chief Executive Officer, and President of several of Highmark’s subsidiaries and affiliated companies, Mr. Gray was the Chief Financial Officer of Highmark’s parent company and was the primary contact to Highmark’s board of directors for Highmark’s audit, investment and compensation (incentive plans) committees. His many responsibilities at Highmark included rate setting and reimbursement negotiations. Following Highmark, Mr. Gray co-founded U.S. Holdings LLC (U.S. Implants LLC.), a national distributor of orthopedic implants, and has served as Vice President since 2009. Since 2011, Mr. Gray has also been self-employed as a strategy and financial consultant. Mr. Gray also currently serves as Chairman and President of Metropolitan Woodworks, Inc., a manufacturer of custom kitchen cabinetry based in North Carolina. Mr. Gray engaged in Postgraduate Studies at the University of North Carolina–Chapel Hill and has an undergraduate degree from Bucknell University. We believe that Mr. Gray is qualified to serve as a member of our board of directors because of his financial and medical reimbursement expertise having served as the Chief Financial Officer at Highmark, Inc., one of America’s largest health insurance organization.

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

Dr. Hamed Alavi joined enVVeno Medical as Director, Research, Development and Quality in July 2020 and was promoted to Vice President of Research, Development and Quality in January 2021. Prior to joining enVVeno Medical, Dr. Alavi was the head of engineering at NaviGate Cardiac Structures Inc., a company which developed tricuspid heart valve replacement and delivery system devices, and held roles at Medtronic Cardiac and Vascular Group (CVG) and Edwards Lifesciences Center for Advanced Cardiovascular Technology where he used his technical and leadership skills to drive early-stage medical device technologies from conception to commercialization. Dr. Alavi received his doctorate in biomedical engineering from the University of California, Irvine where he was trained in one of the most prominent cardiovascular engineering doctoral programs in the US. His pioneering work in hybrid tissue and implantable medical devices was broadly recognized and given accolades by a number of institutions – such as the American Heart Association. He also holds an M.S. degree in biomedical engineering and a B.S. degree in mechanical engineering.

Family Relationships

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2024.

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

Our amended and restated certificate of incorporation divides our board of directors into three classes, with staggered three-year terms, as follows:

Class I Directors (serving until the 2027 Annual Meeting of Stockholders, or until their earlier death, disability, resignation or removal):

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

Meetings of the Board and Stockholders

Our board of directors met in person and telephonically five times during 2024 and also acted by unanimous written consent. There were four Audit Committee meetings and three Compensation Committee meetings held in 2024. All of the members of our board of directors were present during at least 75% of the board of director meetings and all of the members of the respective committees of the board of directors were present during at least 75% of such committee meetings held other than Matthew Jenusaitis who was present for 67% of the Compensation Committee meetings. Our board of directors had 100% attendance for the Annual Meeting that was held on December 18, 2024. It is our policy that all directors must attend all stockholder meetings, barring extenuating circumstances.

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

Audit Committee

Our audit committee consists of Mr. Gray, who is the chair of the audit committee, Mr. Jenusaitis and Dr. Shrivastava. Our board of directors has determined that each of the members of our audit committee satisfies the Nasdaq Marketplace Rules and SEC independence requirements. The functions of this committee include, among other things:

●	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;
●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
●	reviewing our annual and quarterly consolidated financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;
●	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;
●	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and
●	reviewing our cybersecurity data breach risk and impact, cyber prevention and detection controls, privacy matters, incident response, third-party cyber risk, cyber trends and events, and other cyber topics; and
●	reviewing and evaluating on an annual basis the performance of the audit committee, including compliance of the audit committee with its charter.

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

Compensation Committee

Our compensation committee consists of Dr. Shrivastava, who is the chair of the committee, Mr. Gray and Mr. Jenusaitis. Our board of directors has determined that each of the members of our compensation committee is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:

●	reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) our overall compensation strategy and policies;
●	reviewing and approving the compensation, the performance goals and objectives relevant to the compensation, and other terms of employment of our Chief Executive Officers and our other executive officers;
●	reviewing and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;
●	reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers;
●	reviewing with management and approving our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC; and
●	preparing the report that the SEC requires in our annual proxy statement;
●	advising the board and any other board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of management and the audit committee and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

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

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees. The policy is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2024 and 2023. Individuals we refer to as our “named executive officers” include our current Chief Executive Officer, our current Chief Financial Officer and our other most highly compensated executive officer whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		Other Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Robert A. Berman	2024	500,000	232,500	400,513	(1)	-		28,119	(8)	1,161,132
Chief Executive Officer	2023	500,000	500,000	854,393	(2)	-		16,491	(9)	1,870,884
Craig Glynn	2024	250,000	38,750	-		-		13,476	(10)	302,226
Chief Financial Officer	2023	250,000	50,000	213,598	(3)	-		13,693	(11)	527,291
Marc H. Glickman, M.D.	2024	367,500	56,963	150,192	(4)	-		51,918	(12)	626,573
Chief Medical Officer and Senior Vice President	2023	367,500	73,500	284,798	(5)	-		50,586	(13)	776,384
Dr. Hamed Alavi	2024	300,000	46,500	150,192	(6)	-		25,203	(14)	521,895
Senior Vice President & Chief Technology Officer	2023	300,000	60,000	284,798	(7)	-		24,390	(15)	669,188

(1)	Represents the grant date fair value of 200,000 stock options granted on December 18, 2024, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three-year period

(2)	Represents the grant date fair value of 300,000 stock options granted on December 5, 2023, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three-year period.

(3)	Represents the grant date fair value of 75,000 stock options granted on December 5, 2023, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three-year period.

(4)	Represents the grant date fair value of 75,000 stock options granted on December 18, 2024, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three-year period.

(5)	Represents the grant date fair value of 100,000 stock options granted on December 5, 2023, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three-year period.

(6)	Represents the grant date fair value of 75,000 stock options granted on December 18, 2024, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three-year period.
(7)	Represents the grant date fair value of 100,000 stock options granted on December 5, 2023, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three-year period.

(8)	Includes company paid healthcare of $9,679 and 401(k) match of $18,441.
(9)	Includes company paid healthcare of $1,241 and 401(k) match of $15,250.

(10)	Includes company paid healthcare of $1,360 and 401(k) match of $12,115.
(11)	Includes company paid healthcare of $1,241 and 401(k) match of $12,452.

(12)	Includes company paid healthcare of $34,406 and 401(k) match of $17,512.
(13)	Includes company paid healthcare of $35,336 and 401(k) match of $15,250.

(14)	Includes company paid healthcare of $10,665 and 401(k) match of $14,538.

(15)	Includes company paid healthcare of $9,505 and 401(k) match of $14,885.

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

Robert A. Berman

On March 30, 2018, we entered into an employment agreement with Robert A. Berman, our current Chief Executive Officer and director. Pursuant to the terms of his employment agreement, Mr. Berman’s base salary was initially $400,000, subject to annual review and adjustment at the discretion of our compensation committee. In November 2021 the board of directors increased Mr. Berman’s base salary to $450,000 for 2022 and $500,000 commencing in 2023. In December 2024 the board of directors increased Mr. Berman’s base salary to $525,000. Mr. Berman also participates in an annual discretionary bonus pool where he is eligible for a bonus of up to 60% of his base salary. The bonus amount actually paid, if any, is subject to the achievement of key performance indicators established each year by our compensation committee. Mr. Berman may also receive additional discretionary bonuses as determined by our compensation committee. Mr. Berman’s employment agreement may be terminated at any time with or without cause and with or without notice or for good reason thereunder.

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

In connection with his employment, Mr. Berman received an initial equity grant of an option to purchase 43,209 shares for $10.00 per share, with 8,642 vesting on the date of his Employment Agreement, March 30, 2018, and the remaining 80% vested ratably on a monthly basis over the following 24 months. In February 2021, the board of directors approved an option grant to Mr. Berman to purchase 838,000 shares of common stock at an exercise price of $8.20 per share (the closing price of the Company’s common stock on February 18, 2021). The stock option vested in equal quarterly installments over a two-year period. In November 2021, the board of directors approved an option grant to Mr. Berman to purchase 349,781 shares of common stock at an exercise price of $6.70 per share (the closing price of the Company’s common stock on November 30, 2021). The stock option vested in equal quarterly installments over a three-year period. Also in November 2021, the board of directors granted Mr. Berman 200,000 restricted stock units. The restricted stock units were initially subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve. On December 5, 2023, the Board removed the first vesting condition and conditioned vesting of all 200,000 of the restricted stock units on the Pre-Market Approval of the VenoValve. In December 2023, the board of directors approved an option grant to Mr. Berman to purchase 300,000 shares of common stock at an exercise price of $3.59 per share (the closing price of the Company’s common stock on December 4, 2023). The stock option vests in equal quarterly installments over a three-year period. In December 2024, the board of directors approved an option grant to Mr. Berman to purchase 200,000 shares of common stock at an exercise price of $2.57 per share (the closing price of the Company’s common stock on December 18, 2024). The stock option vests in equal quarterly installments over a three-year period. Additionally, the board of directors paid Mr. Berman a cash bonus of $232,500 and $500,000 for 2024 and 2023, respectively.

Craig Glynn

On February 19, 2021, the Company entered into an employment agreement with Mr. Glynn, in connection with Mr. Glynn’s elevation to full time Chief Financial Officer, treasurer and secretary of the Company. Pursuant to the employment agreement, Mr. Glynn provided for an initial salary of $225,000 per year, subject to annual review and adjustment at the discretion of the Board. In November 2024 the board of directors increased Mr. Glynn’s base salary to $262,500. Mr. Glynn also participates in an annual discretionary bonus pool where he is eligible for a bonus of up to 20% of his base salary. The bonus amount actually paid, if any, is subject to the achievement of key performance indicators established each year by our compensation committee. Mr. Glynn may also receive additional discretionary bonuses as determined by our compensation committee. The board of directors paid Mr. Glynn a cash bonus of $38,750 for 2024. The employment agreement further provides that Mr. Glynn is entitled to participate in any employee benefit plans that the Company has adopted or may adopt.

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

In February 2021, the board of directors approved an option grant to Mr. Glynn to purchase 324,000 shares of common stock of the Company at an exercise price of $8.20 per share (the closing price of the Company’s common stock on February 18, 2021). The stock options vest in equal quarterly installments over a three-year period with a six-month cliff. In November 2021, the board of directors approved an option grant to Mr. Glynn to purchase 125,925 shares of common stock at an exercise price of $6.70 per share (the closing price of the Company’s common stock on November 30, 2021). The stock option vests in equal quarterly installments over a three-year period. In November 2021, the board of directors granted Mr. Glynn 50,000 restricted stock units. The restricted stock units were initially subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve. On December 5, 2023, the Board removed the first vesting condition and conditioned vesting of all 50,000 of the restricted stock units on the Pre-Market Approval of the VenoValve. In December 2023, the board of directors approved an option grant to Mr. Glynn to purchase 75,000 shares of common stock at an exercise price of $3.59 per share (the closing price of the Company’s common stock on December 4, 2023). The stock option vests in equal quarterly installments over a three-year period.

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

On July 26, 2019, we entered into an employment agreement with Dr. Glickman (the “New Employment Agreement”) that supersedes the terms of the Pre-existing Employment Agreement. Pursuant to the terms of the New Employment Agreement, Dr. Glickman’s base salary is $350,000 per year, subject to annual review and adjustment at the discretion of the Board. In December 2022, the board of directors increased Dr. Glickman’s base salary to $367,500. Dr. Glickman also participates in an annual year-end discretionary bonus pool where he is eligible for a bonus of up to 20% of his base salary. The bonus amount actually paid, if any, is subject to the achievement of key performance indicators established each year by our compensation committee. Dr. Glickman may also receive additional discretionary bonuses as determined by our compensation committee.

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

In February 2021, the board of directors approved an option grant to Dr. Glickman to purchase 406,000 shares of common stock at an exercise price of $8.20 per shares (the closing price of the Company’s common stock on February 18, 2021). The stock option vested in equal quarterly installments over a two-year period. In November 2021, the board of directors approved an option grant to Mr. Glickman to purchase 265,700 shares of common stock at an exercise price of $6.70 per share (the closing price of the Company’s common stock on November 30, 2021). The stock option vests in equal quarterly installments over a three-year period. Also in November 2021, the board of directors granted Mr. Glickman 100,000 restricted stock units. The restricted stock units were initially subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve. On December 5, 2023, the Board removed the first vesting condition and conditioned vesting of all 100,000 of the restricted stock units on the Pre-Market Approval of the VenoValve. In December 2023, the board of directors approved an option grant to Mr. Glickman to purchase 100,000 shares of common stock at an exercise price of $3.59 per share (the closing price of the Company’s common stock on December 4, 2023). The stock option vests in equal quarterly installments over a three-year period. In December 2024, the board of directors approved an option grant to Mr. Glickman to purchase 75,000 shares of common stock at an exercise price of $2.57 per share (the closing price of the Company’s common stock on December 18, 2024). The stock option vests in equal quarterly installments over a three-year period. Additionally, the board of directors paid Mr. Glickman a cash bonus of $56,963 and $73,500 for 2024 and 2023, respectively.

Hamed Alavi

On July 29, 2020, we entered into an employment agreement with Dr. Hamed Alavi, our Senior Vice President and Chief Technology Officer (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Alavi’s base salary was $190,000, subject to annual review and adjustment at the discretion of our board of directors. Mr. Alavi also participates in an annual year-end discretionary bonus pool where he is eligible for a bonus of up to 25% of his base salary. The bonus amount actually paid, if any, is subject to the achievement of key performance indicators established each year by our compensation committee. Mr. Alavi may also receive additional discretionary bonuses as determined by our compensation committee. In November 2021 the board of directors increased Mr. Alavi’s base salary to $240,000 and, in November 2022, the board of directors increased Mr. Alavi’s annual base salary to $300,000. Additionally, the board of directors paid Mr. Alavi a cash bonus of $46,500 and $60,000 for 2024 and 2023, respectively.

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

In February 2021, the board of directors approved an option grant to Mr. Alavi to purchase 320,000 shares of common stock of the Company at an exercise price of $8.20 per shares (the closing price of the Company’s common stock on February 18, 2021). The stock options vested in equal quarterly installments over a three year period with a six month cliff. In November 2021, the board of directors approved an option grant to Mr. Alavi to purchase 125,925 shares of common stock at an exercise price of $6.70 per shares (the closing price of the Company’s common stock on November 30, 2021). The stock option vested in equal quarterly installments over a three year period. Also in November 2021, the board of directors granted Mr. Alavi 50,000 restricted stock units. The restricted stock units were initially subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve. On December 5, 2023, the Board removed the first vesting condition and conditioned vesting of all 50,000 of the restricted stock units on the Pre-Market Approval of the VenoValve. In December 2023, the board of directors approved an option grant to Mr. Alavi to purchase 100,000 shares of common stock at an exercise price of $3.59 per shares (the closing price of the Company’s common stock on December 4, 2023). The stock option vests in equal quarterly installments over a three-year period. In December 2024, the board of directors approved an option grant to Mr. Alavi to purchase 75,000 shares of common stock at an exercise price of $2.57 per shares (the closing price of the Company’s common stock on December 18, 2024). The stock option vests in equal quarterly installments over a three-year period.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by our named executive officers as of December 31, 2024.

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Robert A. Berman,	43,209	(1)	-		N/A	$10.00	September 23, 2028
Chief Executive Officer	40,000	(2)	-			$10.00	July 18, 2030
	838,000	(3)	-			$8.20	February 18, 2031
	349,781	(4)	-	(4)		$6.70	November 30, 2031
	107,222	(10)	192,778	(10)		$3.59	December 2, 2033
	-		200,000	(11)		$2.57	February 16, 2034

Marc H. Glickman, M.D.	7,200	(5)	-		N/A	$50.00	July 25, 2029
Chief Medical Officer and	7,380	(5)	-		N/A	$50.00	October 1, 2026
Senior Vice President	40,000	(2)	-		-	$10.00	July 18, 2030
	406,000	(3)	-			$8.20	February 18, 2031
	265,700	(4)	-	(4)		$6.70	November 30, 2031
	35,741	(10)	64,259	(10)		$3.59	December 2, 2033
	-		75,000	(11)		$2.57	February 16, 2034

Craig Glynn,	4,000	(7)	-		N/A	$10.00	July 18, 2030
Chief Financial Officer (6)	324,000	(8)	-	(8)		$8.20	February 18, 2031
	125,925	(4)	-	(4)		$6.70	November 30, 2031
	26,806	(10)	48,194	(10)		$3.59	December 2, 2033

Dr. Hamed Alavi	8,000	(7)	-	(7)	N/A	$10.00	July 18, 2030
Senior Vice President and	320,000	(8)	-	(8)		$8.20	February 18, 2031
Chief Technology Officer	125,925	(4)	-	(4)		$6.70	November 30, 2031
	66,664	(9)	24,999	(9)		$6.70	November 30, 2032
	27,407	(10)	72,593	(10)		$3.59	December 2, 2033
	-		75,000	(11)		$2.57	February 16, 2034

(1)	Options were granted on September 24, 2018, and vested 20% on the date of his Employment Agreement, March 30, 2018, and the remaining 80% vests ratably on a monthly basis over the 24 months following the date of his Employment Agreement.
(2)	Options were granted on July 18, 2020 and vest ratably on a monthly basis over 36 months.
(3)	Options were granted on February 18, 2021 and vest ratably on a quarterly basis over two years.
(4)	Options were granted on November 30, 2021 and vest ratably on a quarterly basis over three years.
(5)	On July 26, 2019, the Company entered a new employment agreement with Dr. Glickman that superseded the terms of his existing employment agreement. In connection with entering into the new employment agreement, Dr. Glickman’s existing 7,380 options that were granted on October 1, 2016 were repriced from $250.00 to $50.00 per share. Additionally, on July 26, 2019, Dr. Glickman was granted 7,200 options at $50.00 per share vesting quarterly over a three-year period.
(6)	Mr. Glynn was elevated to permanent Chief Financial Officer in January 2021.
(7)	Options were granted on July 18, 2020 and vest ratably on a quarterly basis over three years.
(8)	Options were granted on February 18, 2021 and vest ratably on a quarterly basis over three years.
(9)	Options were granted on November 30, 2022 and vest ratably on a quarterly basis over three years.
(10)	Options were granted on December 5, 2023 and vest ratably on a quarterly basis over three years.
(11)	Options were granted on December 18, 2024 and vest ratably on a quarterly basis over three years.

Name	Grant Date	Number of unearned restricted stock units that have not vested		Market value of unearned restricted stock units that have not vested (a)
Robert A. Berman, Chief Executive Officer	11/30/2021	200,000	(1)	$604,000

Marc H. Glickman, M.D., Chief Medical Officer and Senior Vice President	11/30/2021	100,000	(1)	$302,000

Craig Glynn, Chief Financial Officer	11/30/2021	50,000	(1)	$151,000

Dr. Hamed Alavi, Senior Vice President and Chief Technology Officer	11/30/2021	50,000	(1)	$151,000

(a)	Determined by multiplying the number of restricted stock units that have not vested by $3.02, the closing price of NVNO’s common stock on December 31, 2024, the last trading day of 2024.

(1)	On November 30, 2021, Mr. Berman was granted 200,000 restricted stock units, Dr. Glickman was granted 100,000 restricted stock units, Mr. Glynn was granted 50,000 restricted stock units and Mr. Alavi was granted 50,000 restricted stock units. The restricted stock units were initially subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve. On December 5, 2023, the Board removed the first vesting condition and conditioned vesting of all of the restricted stock units on the Pre-Market Approval of the VenoValve.

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

Equity Award Grant Timing

We generally grant equity awards to our employees and directors in the fourth quarter each calendar year, except in the case of equity awards for new hires which are granted at the board meeting following the acceptance of the employment offer. We do not have a written policy regarding the timing of equity awards, but we do not grant equity awards in anticipation of the release of material nonpublic information, nor do we time the release of material nonpublic information based on equity award grant dates.

Share Reserve

We currently have reserved 7,150,497 shares of our common stock for issuance under the 2016 Plan, provided, however, if at any time the Company issues additional shares of Common Stock or securities that are convertible or exercisable into shares of Common Stock (other than pursuant to the Plan) then the number of shares authorized to be awarded under the Plan shall increase to an amount equal to no less than 20% of the issued and outstanding shares of common stock of the Company on a fully diluted basis. Such increase, if any, shall occur automatically upon each applicable issuance of securities by the Company. All shares available for issuance under the Plan may be granted as incentive stock options under Code Section 422. The shares of common stock issuable under the 2016 Plan will consist of authorized and unissued shares, treasury shares or shares purchased on the open market or otherwise, all as determined by our company from time to time.

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

The table below shows the compensation paid to our non-employee directors during 2024 and 2023.

Name		Fees earned or paid in cash	Stock awards ($)	Option awards ($)(3)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Francis Duhay, M.D.	2024	$32,500	-	$37,500	(1)	-	-	-	$70,000
	2023	$32,500	-	$37,500	(2)	-	-	-	$70,000
Dr. Sanjay Shrivastava	2024	$37,500	-	$37,500	(1)	-	-	-	$75,000
	2023	$37,500	-	$37,500	(2)	-	-	-	$75,000
Robert Gray	2024	$40,000	-	$37,500	(1)	-	-	-	$77,500
	2023	$40,000	-	$37,500	(2)	-	-	-	$77,500
Matthew Jenusaitis	2024	$37,500	-	$37,500	(1)	-	-	-	$75,000
	2023	$37,500	-	$37,500	(2)	-	-	-	$75,000

(1) Under the Company’s nonemployee director compensation program, Dr. Duhay, Dr. Shrivastava, Mr. Gray and Mr. Jenusaitis were each granted 13,856 options to purchase shares of our common stock on December 5, 2023, as part of their compensation for the year ending December 31, 2024, at an exercise price of $3.59 per share. The options were valued at $2.71 per share as of the date of the grant and will vest in equal quarterly portions starting on March 31, 2024 and through December 31, 2024, such that they were fully vested at December 31, 2024. The grant date value of each grant determined in accordance with FASB ASC Topic 718 was $37,500.

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

(3) Under the Company’s nonemployee director compensation program, Dr. Duhay, Dr. Shrivastava, Mr. Gray and Mr. Jenusaitis were each granted 19,752 options to purchase shares of our common stock on December 18, 2024, as part of their compensation for the year ending December 31, 2025, at an exercise price of $2.57 per share. The options were valued at $1.90 per share as of the date of the grant and will vest in equal quarterly portions starting on March 31, 2025 and through December 31, 2025, such that they will fully vest by December 31, 2025. The grant date value of each grant determined in accordance with FASB ASC Topic 718 was $37,500.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of February 26, 2025, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.

Applicable percentage ownership is based on 17,536,000 shares of common stock outstanding as the date of this Form 10-K. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or dispositive power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 26, 2025. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and dispositive power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

	Beneficial Ownership
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage
5% Stockholders
Perceptive Life Sciences Master Fund Ltd.(2)	1,869,219	9.9%
Nantahala Capital Management, LLC(3)	1,285,857	7.1%

Named Executive Officers and Directors
Robert A. Berman (4)	1,442,114	7.6%
Marc Glickman, M.D.(5)	770,824	4.2%
Hamed Alavi (6)	545,912	3.0%
Craig Glynn (7)	486,981	2.7%
Francis Duhay, M.D. (8)	148,825	*
Dr. Sanjay Shrivastava (9)	55,769	*
Robert Gray(10)	56,836	*
Matthew Jenusaitis (11)	62,226	*
All directors and executive officers as a group (7 persons)	3,569,486	17.0%

* Represents beneficial ownership of less than 1%.

(1)	Except as otherwise noted below, the address for each person or entity listed in the table is c/o enVVeno Medical Corporation, 70 Doppler, Irvine, California 92618.
(2)	Based on a Schedule 13G/A filed with the SEC on November 14, 2024 by (i) Perceptive Advisors LLC(“Perceptive Advisors”), (ii) Joseph Edelman, and (iii) the Perceptive Life Sciences Master Fund Ltd. (the “Master Fund”), the Master Fund directly holds 694,315 shares of common stock and 1,759,035 pre-funded warrants to purchase shares of common stock at an exercise price of $0.001 per share, (c) 861,192 pre-funded warrants to purchase shares of common stock at an exercise price of $0.0001 per share, (d) 861,192 warrants to purchase shares of common stock at $8.334 per share, and (e) 861,192 warrants to purchase shares of common stock at $6.945 per share. The pre-funded warrants and warrants may not be exercised if the Master Fund would beneficially own more than 9.9% of the Company’s outstanding shares of common stock after giving effect to such exercise. Perceptive Advisors serves as the investment manager to the Master Fund and may be deemed to beneficially own such shares. Mr. Edelman is the managing member of Perceptive Advisors and may be deemed to beneficially own such shares.
(3)	Based on a Schedule 13G/A filed with the SEC on November 14, 2024 by (i) Nantahala Capital Management, LLC (“Nantahala”) (ii) Wilmot B. Harkey and (iii) Daniel Mack, Nantahala directly holds 596,917 shares of common stock and 688,940 warrants. The warrants may not be exercised if Nantahala would exceed certain beneficial ownership limitations included therein. Nantahala may be deemed to beneficially own such shares. Messrs. William B. Harkey and Daniel Mack are the managing members of Nantahala, and as the managing members of Nantahala, each of Messrs. Harkey and Mack is a control person in respect of shares beneficially owned by Nantahala and may be deemed to beneficially own such shares.
(4)	Includes 1,419,878 shares of common stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 26, 2025.
(5)	Includes 769,224 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 26, 2025.
(6)	Includes 545,912 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 26, 2025.
(7)	Includes 486,981 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 26, 2025.
(8)	Includes 46,481 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 26, 2025.
(9)	Includes 46,481 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 26, 2025.
(10)	Includes 46,481 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 26, 2025.
(11)	Includes 46,481 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 26, 2025.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2024 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) one percent of our average total assets at year end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive Compensation.”

Perceptive Life Sciences Master Fund, Ltd.

Perceptive Life Sciences Master Fund, Ltd. (“Perceptive”), a holder of greater than 5% of our Common Stock based on the Schedule 13G/A filed by Perceptive on November 14, 2024, participated as an investor in a financing with the Company pursuant to a purchase agreement that was executed on October 6, 2023. Pursuant to the purchase agreement, Perceptive purchased pre-funded warrants (the “Pre-Funded Warrants”) to purchase 861,192 shares of Common Stock, Tranche A Warrants (the “Tranche A Warrants”) to purchase 861,192 shares of Common Stock, and Tranche B Warrants (the “Tranche B Warrants”) to purchase 861,192 shares of Common Stock for a combined purchase price per Pre-Funded Warrant and accompanying Tranche A Warrant and Tranche B Warrant of $5.8059. The warrants are immediately exercisable at an exercise price of $6.945 per share for the Tranche A Warrants, $8.334 per share for the Tranche B Warrants, and a nominal exercise price of $0.0001 per share for the Pre-Funded Warrants. The Tranche A Warrants expired on April 5, 2024, the thirtieth (30th) calendar day following the release by the Company of initial top line efficacy data including rVCSS data constituting a 3 or more point improvement for the SAVVE clinical trial. The Tranche B Warrants will expire on the date that is the earlier of (i) 5:00 p.m. Eastern time on the thirtieth (30th) calendar day following the PMA Approval by the U.S. FDA for the VenoValve or (ii) October 12, 2026. The Pre-Funded Warrants will terminate when they are exercised in full. The offering closed on October 11, 2023.

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

Audit Fees. The aggregate fees billed by Marcum LLP (“Marcum”) for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and 2023 totaled $255,000 and $177,000, respectively. The above amounts are for services rendered in connection with audits and reviews of consolidated financial statements and the issuance of consents in connection with registration statements.

All Other Fees. None.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee is ultimately responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. Our engagement of Marcum to conduct all audit and permissible non-audit related activities incurred during fiscal years 2024 and 2023 were approved by our audit committee in accordance with these procedures.

PART IV

ITEM 15.	Exhibits and Consolidated Financial Statement Schedules

1.	Consolidated Financial Statements

Our consolidated financial statements and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

2.	Consolidated Financial Statement Schedules

All consolidated financial statement schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.	Exhibits

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2020).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 6, 2018).
3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 2, 2020).
3.4	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2021).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-220372) filed on September 7, 2017).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2020).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2020).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2020).
4.5	Form of Warrant Agent Agreement, inclusive of Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2020).
4.6	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1/A (No. 333-239658) filed on July 16, 2020).
4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2020).
4.8	Form of Warrant Agent Agreement (including Form of Warrant Certificate) (incorporated by reference to Exhibit 4.20 to the Registrant’s Registration Statement on Form S-1/A (No. 333 -251528) filed on February 5, 2021).
4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2021).
4.10	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 8, 2021).
4.11	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
4.12	Form of Tranche A Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
4.13	Form of Tranche B Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
4.14	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
4.15	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)
4.16	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2024).
4.17	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 30, 2024).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).

10.2	Employment Agreement, dated as of March 30, 2018, by and between the Registrant and Robert A. Berman. (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
10.3	Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.50 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 14, 2018).
10.4	Amendment No. 1 to Amended and Restated 2016 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
10.5	Amendment No. 2 to Amended and Restated 2016 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021).
10.6	Form of Stock Option Grant under Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.7	Form of Restricted Stock Unit under Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.8	Employment Agreement, dated as of July 26, 2019, by and between enVVeno Medical Corporation and Marc Glickman, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2019).
10.9	Employment Agreement, dated as of February 19, 2021, by and between enVVeno Medical Corporation and Craig Glynn (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
10.10	Employment Agreement, dated as of July 29, 2020, by and between enVVeno Medical Corporation and Hamed Alavi. (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).*
10.11	Form of Securities Purchase Agreement, dated October 6, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
10.12	Form of Placement Agency Agreement, dated October 6, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
10.13	Form of Registration Rights Agreement, dated October 6, 2023 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023).
21.1	Subsidiaries of the registrant incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
23.1	Consent of Marcum LLP, independent registered public accounting firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act**
99.1	Compensation Clawback Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023).
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished and not filed herewith.

ITEM 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2025	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Chief Financial Officer
(Principal Financial and Accounting Officer)

ENVVENO MEDICAL CORPORATION

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

enVVeno Medical Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of enVVeno Medical Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

February 27, 2025

ENVVENO MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
(In thousands except par values, unless otherwise indicated)
Assets
Current Assets:
Cash and cash equivalents	$1,754	$3,620
Short-term investments	41,399	42,792
Prepaid expenses and other current assets	581	511
Total Current Assets	43,734	46,923
Property and equipment, net	182	334
Operating lease right-of-use assets, net	1,007	1,347
Security deposits and other assets	31	31
Total Assets	$44,954	$48,635

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,731	$1,033
Current portion of operating lease liabilities	364	338
Total Current Liabilities	2,095	1,371
Long-term operating lease liabilities	700	1,064
Total Liabilities	2,795	2,435

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000 shares authorized, 17,536 and 13,317 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital	194,014	176,236
Accumulated deficit	(151,855)	(130,036)
Total Stockholders’ Equity	42,159	46,200
Total Liabilities and Stockholders’ Equity	$44,954	$48,635

The accompanying notes are an integral part of these consolidated financial statements.

ENVVENO MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023
(In thousands except per share data)
Operating Expenses:
Research and development expenses	$12,249	$13,583
Selling, general and administrative expenses	11,577	11,655
Loss from Operations	(23,826)	(25,238)
Other Income:
Realized gain from sales of trading securities	1,640	1,074
Unrealized (loss) gain from trading securities	(22)	468
Interest income	389	180
Total Other Income	2,007	1,722

Net Loss	$(21,819)	$(23,516)

Net Loss Per Basic and Diluted Common Share:	$(1.27)	$(1.91)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	17,142	12,301

The accompanying notes are an integral part of these consolidated financial statements.

ENVVENO MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, unless otherwise indicated)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	13,317	$-	$176,236	$(130,036)	$46,200
Common stock and warrants issued in private placement offering	4,206	-	13,591	-	13,591
Shared-Based Compensation	-	-	4,141	-	4,141
Stock Options exercised	13	-	46	-	46
Net loss	-	-	-	(21,819)	(21,819)
Balance at December 31, 2024	17,536	$-	$194,014	$(151,855)	$42,159

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	9,472	$-	$145,249	$(106,520)	$38,729
Common stock and warrants issued in private placement offering	3,845	-	25,791		25,791
Shared-Based Compensation	-	-	5,196	-	5,196
Net loss	-	-	-	(23,516)	(23,516)
Balance at December 31, 2023	13,317	$-	$176,236	$(130,036)	$46,200

The accompanying notes are an integral part of these consolidated financial statements.

ENVVENO MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
(In thousands, unless otherwise indicated)	2024	2023
Cash Flows from Operating Activities
Net loss	$(21,819)	$(23,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,141	5,196
Depreciation and amortization	189	220
Amortization of right-of-use assets	339	326
Unrealized loss (gain) from investments	22	(468)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(70)	(119)
Accounts payable, accrued expenses and other current liabilities	698	(183)
Operating lease liabilities	(338)	(314)
Net Cash Used in Operating Activities	(16,838)	(18,858)

Cash Flows from Investing Activities
Maturities of investments	56,939	48,685
Purchase of investments	(55,567)	(56,520)
Purchases of property and equipment	(37)	(33)
Net Cash Provided by (Used in) Investing Activities	1,335	(7,868)

Cash Flows from Financing Activities
Proceeds from private placement offering	13,591	25,791
Proceeds from stock option exercises	46	-
Net Cash Provided by Financing Activities	13,637	25,791

Net Decrease in Cash and Cash Equivalents	(1,866)	(935)
Cash and cash equivalents - Beginning of year	3,620	4,555
Cash and cash equivalents - End of year	$1,754	$3,620

The accompanying notes are an integral part of these consolidated financial statements.

ENVVENO MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – Management’s Liquidity Plan

As of December 31, 2024, the Company had a cash balance of $1.8 million, investments of $41.4 million and working capital of $41.7 million. Although the Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, Management believes that our capital resources are sufficient to meet our obligations as they become due within one year after the date of this Annual Report.

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

ENVVENO MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ENVVENO MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loss Contingencies

The Company will accrue an estimated loss if information available before the consolidated financial statements are issued or are available to be issued indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements and the amount of loss can be reasonably estimated.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 requires that a public entity that has a single reportable segment, such as the Company, provide all the disclosures required by the existing segment disclosure requirements in Topic 280, as amended.

These segment disclosures include significant segment expenses regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment loss, disclosure of other segment items by reportable segment and a description of the segment’s composition, disclosures about our reportable segment’s profit or loss and assets currently required, disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. We adopted ASU 2023-07 effective on January 1, 2024, and have retrospectively applied it to all periods presented. There was no impact on our financial statements from its adoption.

Recent Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740 – Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and requires enhanced disclosures related to the income tax rate reconciliation and income taxes paid to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In December 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income- Expense Disaggregation Disclosures (ASU 2024-03). ASU 2024-03 requires disclosure of specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information to help financial statement users (a) better understand the Company’s performance, (b) better assess the Company’s prospects for future cash flows, and (c) compare the Company’s performance over time and with that of other entities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

ENVVENO MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $0.9 million as of December 31, 2024.

Note 5 – Investments

The components of investments were as follows at December 31, 2024 and December 31, 2023:

(In thousands)

	December 31, 2024		December 31, 2023
	Cash Equivalents	Short-Term Investment	Cash Equivalents	Short-Term Investments
Fair Value Level 1
U.S. Government securities	$1,352	$41,399	$3,187	$42,792
Total debt investments	$1,352	$41,399	$3,187	$42,792

Unrealized losses of $0.1 million and unrealized gains of $0.5 million for the year ended December 31, 2024 and 2023, respectively, from fixed-income securities are primarily attributable to changes in interest rates.

Note 6 – Property and Equipment

As of December 31, 2024, and 2023, property and equipment consist of the following:

	December 31,
(In thousands)	2024	2023
Laboratory equipment	$566	$548
Computer equipment and software	500	482
Furniture and fixtures and leasehold improvements	373	373
Total property and equipment	1,439	1,403
Less: accumulated depreciation	(1,257)	(1,069)
Property and equipment, net	$182	$334

Depreciation expense was $0.2 million and $0.2 million for both the years ended December 31, 2024 and 2023 and is reflected in general and administrative expenses in the accompanying statements of operations.

ENVVENO MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Right-of-Use Assets and Liabilities

The Company leases its facility in Irvine, California under an operating lease which it amended in November 2021 to extend the lease term an additional 60 months through September 30, 2027. The lease rate at the date of the amendment was $30,206 per month with escalating payments adjusting annually. In connection with the lease, the Company is obligated to pay $7,254 monthly for operating expenses for building repairs and maintenance. The Company has no other operating or financing leases with terms greater than 12 months.

Lease liabilities were determined using the Company’s estimated incremental borrowing rate of 3.95% to estimate the present value of the remaining monthly lease payments.

Our operating lease cost is as follows (in thousands):

For the Year Ended December 31, 2024
Operating lease cost	$389

Supplemental cash flow information related to our operating lease is as follows:

(Dollars in thousands)	For the Year Ended December 31, 2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$387

Remaining lease term and discount rate for our operating lease is as follows:

December 31, 2024
Remaining lease term	2.7 years
Discount rate	3.95%

Maturity of our lease liabilities by fiscal year for our operating lease is as follows:

(In thousands)
Year ended December 31, 2025	399
Year ended December 31, 2026	411
Year ended December 31, 2027	315
Total	$1,125
Less: Imputed interest	(61)
Present value of our lease liability	$1,064

ENVVENO MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Accounts payable, accrued expenses and other current liabilities

As of December 31, 2024 and 2023, accounts payable, accrued expenses and other current liabilities consist of the following:

	December 31,
(In thousands)	2024	2023
Accounts Payable	$1,006	$427
Accrued compensation costs	604	478
Other	121	128
Accrued expenses	$1,731	$1,033

Note 9 – Income Taxes

The following summarizes the Company’s income tax provision (benefit):

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023
Federal:
Current	$-	$-
Deferred	(4,030)	(4,165)

State and local:
Current	-	-
Deferred	(1,393)	(1,388)
	(5,423)	(5,553)
Change in valuation allowance	5,423	5,553
Income tax provision (benefit)	$-	$-

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective tax rate for the year’s ended December 31, 2024 and 2023 is as follows:

	For the Years Ended December 31,
	2024	2023
Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(7.0)%	(7.0)%
Nondeductible compensation	3.8%	4.7%
Permanent differences	(0.1)%	0.2%
True up adjustments	(0.5)%	(0.5)%
Change in valuation allowance	24.8%	23.6%
Effective income tax rate	0.0%	0.0%

ENVVENO MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets at December 31, 2024 and 2023 are as follows:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$22,163	$17,229
Research and development credit carryforwards	186	186
Research and development expense	5,347	5,367
Intangible assets	190	218
Operating lease liability	298	393
Stock-based compensation	2,245	1,889
Impairment loss	137	137
Property and equipment	25	-
Unrealized loss on short-term investments	6	-
Total gross deferred tax assets	30,597	25,419
Deferred tax liabilities
Operating lease asset	(282)	(377)
Unrealized gain on short-term investments	-	(131)
Property and equipment	-	(19)
Total net deferred tax assets	30,315	24,892
Less: valuation allowance	(30,315)	(24,892)
Total	$-	$-

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of any future tax benefit is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that recognition of the deferred tax assets arising from the above listed future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $5.4 million and $5.6 million during the years ended December 31, 2024 and 2023, respectively.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use net operating loss (NOL) carryforwards and other pre-change tax attributes to offset its post-change income taxes may be limited. Due to various equity transactions, the Company’s ownership changes crossed the 50% threshold in 2018, 2020, 2021 and 2024, creating NOL annual use limitations based on the Company’s value at each of the change dates. Further, the federal annual limit of NOL use is 80% of taxable income. As a result, the maximum amount of NOL the Company may use in any year is currently 80% of taxable income for that year, or $2.0 million, whichever is less.

At December 31, 2024 and 2023, the Company net operating loss carryforwards for federal income tax purposes of approximately $72.2 million and $61.7 million, respectively. Of this, pre-2018 federal NOLs of approximately $12.0 million may be carried forward for twenty years and begin to expire in 2029. Post 2018 federal NOLs of approximately $60.2 million can be carried forward indefinitely. Based on the 2020, 2021, and 2024 ownership changes, the Company expects substantially all of its pre-2018 federal NOLs to expire unused.

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

As of December 31, 2024 and 2023, the Company had net operating loss carryforwards for state income tax purposes of approximately $97.7 million and $61.1 million, respectively, which can be carried forward for twenty years and begin to expire in 2029.

The Company files income tax returns in the U.S. federal jurisdiction as well as California and local jurisdictions and is subject to examination by those taxing authorities. The Company’s federal income taxes for the years beginning in 2020 remain subject to examination. The Company’s state and local income tax returns for the years beginning in 2021 remain subject to examination. No tax audits were initiated during 2024 or 2023.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2024 and 2023. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.

ENVVENO MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Commitments and Contingencies

Litigation Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

ENVVENO MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 –Stockholders’ Equity

Equity Issuances

The Company completed equity transactions in each of 2024 and 2023. The following table provides an overview of those transactions.

(In thousands)

Date	Description	Type	Number of shares	Transaction Fees	Net Proceeds
2023
October 6, 2023	Private Investment in Public Equity (PIPE)	Common Stock	3,845	$2,208	$25,791

2024
September 30, 2024	Confidentially Marketed Public Offering (CMPO)	Common Stock	4,206	$1,409	$13,591

The 2023 transaction included 9.6 million warrants subject to performance conditions, 1.0 million prefunded warrants and 0.2 million warrants to the placement agent. The weighted average exercise price of the warrants was $6.94.

The performance condition for 50% of the warrants was met on March 6, 2024, and the warrants expired. The performance condition for the remaining 50% of the warrants has not yet been met. If the performance conditions for the remaining 50% of these warrants is not met, they will expire in October 2026. If the performance conditions are achieved the holders have 30 days to exercise.

The 2024 transaction included 0.1 million prefunded warrants and 0.3 million warrants to the underwriter. The weighted average exercise price of the warrants is $4.03.

The warrants issued in 2024 and 2023 have a fair value of $1.0 million and $19.7 million, respectively, based on the Black Scholes method and the following weighted average input assumptions:

	2024	2023
Contractual life	5.0 years	2.07 years
Volatility	90%	76%
Risk free interest rate	4%	5%
Dividend yield	0.00%	0.00%

Warrants

A summary of warrant activity during the years ended December 31, 2024 and 2023 is presented below:

	Common Stock
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value (In thousands)
Outstanding, January 1, 2023	6,351,658	$8.21
Issued	10,889,238	6.93
Exercised	-	-
Expired	(111,481)	146.94
Outstanding, January 1, 2024	17,129,415	$6.49	3.03	$14,096
Issued	379,610	3.18
Exercised	-	-
Expired	(4,846,072)	7.23
Outstanding and exercisable, December 31, 2024	12,662,953	$6.11	2.80	$8,505

ENVVENO MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Share Based Compensation

Omnibus Incentive Plan

The Company issues share-based awards under its Company’s 2016 Omnibus Incentive Plan, as amended, which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, other share based awards and cash awards to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2016 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant.

The 2016 Plan is to be administered by the Board, which has discretion over the awards and grants thereunder. No awards may be issued after November 21, 2026.

The number of shares authorized to be issued under the Plan is automatically adjusted from time to time when the Company issues additional shares of common stock or securities that are convertible or exercisable into shares of common stock (other than pursuant to the Plan) such that shares authorized under the plan after such issuance shall be equal to at least 20% of the issued and outstanding shares of the Company on a fully diluted basis. As of December 31, 2024 there are approximately 7.2 million shares authorized to be issued under the Plan.

Stock Options

The fair value of each option grant is estimated at the grant date using the Black Scholes method. The following assumptions were used in estimating fair value:

	2024	2023
Expected term	5.5 – 6.5 years	5.5 – 6.5 years
Volatility	89 – 91%	92 – 94%
Risk free interest rate	3 – 4%	3 – 4%
Dividend yield	0.00%	0.00%

A summary of the option activity during the years ended December 31, 2024 and 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2023	3,794,452	$8.91
Granted	1,026,424	3.88
Forfeited	(35,600)	6.72
Outstanding, December 31, 2023	4,785,276	7.85	8.0	$1,444
Granted	1,213,008	4.38
Exercised	(12,710)	3.59
Forfeited	(63,875)	5.38
Outstanding, December 31, 2024	5,921,699	$7.17	7.5	$306

Exercisable, December 31, 2024	4,036,569	$8.51	6.7	$-

The Company includes share-based compensation expense in selling, general and administrative expenses, and recognized $4.1 million and $5.2 million during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, there was $4.9 million of unrecognized share-based compensation expense related to outstanding stock options and restricted stock units that will be recognized over the weighted average remaining vesting period of 1.7 years.

Restricted Stock Units

The Company also issues restricted shares and restricted stock units under the 2016 Plan. A summary of the restricted share and restricted stock units activity during the years ended December 31, 2023 and 2022 is presented below:

Number of
Restricted Shares
Outstanding, January 1, 2023	400,000
Granted	-
Shares vested	-
Outstanding, December 31, 2023	400,000
Granted	-
Shares Vested	-
Outstanding, December 31, 2024	400,000

Note 13 – Net Loss Per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of December, 2024 and 2023:

	December 31,
(In thousands)	2024	2023
Shares of common stock issuable upon exercise of warrants	9,846	14,392
Shares of common stock issuable upon exercise of options	6,322	5,185
Potentially dilutive common stock equivalents excluded from diluted net loss per share	16,168	19,577

Note 14 – Segment Reporting

The Company has determined that it currently operates in a single segment, Medical Device development, located in a single geographic location, the United States. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Since the Company operates in a single segment, the measure of segment total assets and loss from operations is the same as that reported on the accompanying balance sheets as total assets, and the accompanying statement of operations as loss from operations, respectively.

The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM uses operating expenses to measure performance against progress in its clinical trials and its product development. The following table sets forth segment expenses.

	December 31,
(In thousands)	2024	2023
Research and Development:
Employee expense	$4,984	$4,004
Clinical	5,345	7,567
Product	1,147	1,443
Other	773	569
Total research and development	12,249	13,583
Selling, general and administrative expense
Employee expense	$6,285	7,436
Professional fees	2,451	1,729
Occupancy	626	631
Insurance	655	724
Other	1,560	1,135
Total selling, general and administrative expense	11,577	11,655
Loss from Operations	23,826	25,238

Adjustments and reconciling Items	(2,007)	(1,722)
Net Loss	$21,819	$23,516

Adjustments and reconciling items in the above table consist of interest income and realized and unrealized gains and losses related to our investments in US Treasury securities.

