Form 10-K/A
period 2024-12-31
enVVeno Medical Corp
filed 2025-02-28
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

The registrant is filing this Amendment No. 1 to Form 10-K to clarify in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations that the registrant expects its lead product, the VenoValve®, to receive a decision from the U.S. Food and Drug Administration during the second half of 2025.

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

We are not currently generating revenue. However, with the filing of our final PMA module completed in December 2024, we hope to receive FDA approval during the second half of 2025, and we have commenced limited activity toward commercial launch in anticipation of that approval. To-date, this activity is primarily market research and attendance at conferences. If and when we receive FDA approval of our PMA, we expect to significantly increase costs related to commercial launch and to direct spending toward establishing our market presence and generating revenue.

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

ITEM 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2025	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Robert A. Berman	Chief Executive Officer and Director	February 28, 2025
Robert A. Berman	(Principal Executive Officer)

/s/ Craig Glynn	Chief Financial Officer and Treasurer	February 28, 2025
Craig Glynn	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Francis Duhay	Director	February 28, 2025
Dr. Francis Duhay

/s/ Dr. Sanjay Shrivastava	Director	February 28, 2025
Dr. Sanjay Shrivastava

/s/ Matthew M. Jenusaitis	Director	February 28, 2025
Matthew M. Jenusaitis

/s/ Robert C. Gray	Director	February 28, 2025
Robert C. Gray

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

