Form 10-Q
period 2025-03-31
enVVeno Medical Corp
filed 2025-04-30
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 28, 2025, there were 17,536,000 shares of common stock outstanding.

ENVVENO MEDICAL CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
(In thousands except par values, unless otherwise indicated)
Assets
Current Assets:
Cash and cash equivalents	$2,937	$1,754
Short-term investments	36,004	41,399
Prepaid expenses and other current assets	538	581
Total Current Assets	39,479	43,734
Property and equipment, net	142	182
Operating lease right-of-use assets, net	925	1,007
Security deposits and other assets	31	31
Total Assets	$40,577	$44,954

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,291	$1,731
Current portion of operating lease liabilities	370	364
Total Current Liabilities	1,661	2,095
Long-term operating lease liabilities	609	700
Total Liabilities	2,270	2,795

Commitments and Contingencies (Note 8)	-	-

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000 shares authorized, 17,536 shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Additional paid-in capital	194,665	194,014
Accumulated deficit	(156,358)	(151,855)
Total Stockholders’ Equity	38,307	42,159
Total Liabilities and Stockholders’ Equity	$40,577	$44,954

See Notes to these Unaudited Condensed Consolidated Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
(In thousands, except per share data)
Operating Expenses:
Research and development expenses	$2,557	$3,052
Selling, general and administrative expenses	2,397	2,451
Loss from Operations	(4,954)	(5,503)

Other Income:
Realized gain from sales of trading securities	426	408
Unrealized gain (loss) from trading securities	(194)	44
Interest income, net	219	59
Total Other Income	451	511

Net Loss	$(4,503)	$(4,992)

Net Loss Per Basic and Diluted Common Share:	$(0.22)	$(0.31)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	20,352	16,057

See Notes to these Unaudited Condensed Consolidated Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(In thousands, unless otherwise indicated)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	17,536	$-	$194,014	$(151,855)	$42,159
Stock-based compensation	-	-	651	-	651
Net loss	-	-	-	(4,503)	(4,503)
Balance at March 31, 2025	17,536	$-	$194,665	$(156,358)	$38,307

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	13,317	$-	$176,236	$(130,036)	$46,200
Stock-based compensation	-	-	1,115	-	1,115
Options exercised	13	-	46	-	46
Net loss	-	-	-	(4,992)	(4,992)
Balance at March 31, 2024	13,330	$-	$177,397	$(135,028)	$42,369

See Notes to these Unaudited Condensed Consolidated Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unless otherwise indicated)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(4,503)	$(4,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	651	1,115
Depreciation and amortization	40	55
Amortization of right of use assets	82	86
Unrealized gain (loss) from investments	194	(44)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	43	205
Accounts payable, accrued expenses and other current liabilities	(440)	110
Operating lease liabilities	(85)	(85)
Net Cash Used in Operating Activities	(4,018)	(3,550)
Cash Flows from Investing Activities
Maturities of investments	14,075	17,343
Purchase of investments	(8,874)	(15,135)
Purchase of property and equipment	-	(10)
Net Cash Provided by Investing Activities	5,201	2,198

Cash Flows from Financing Activities
Proceeds from Stock Option Exercises	-	46
Net Cash Provided by Financing Activities	-	46
Net Increase (Decrease) in Cash	1,183	(1,306)
Cash, cash equivalents - Beginning of period	1,754	3,620
Cash, cash equivalents - End of period	$2,937	$2,314

See Notes to these Unaudited Condensed Consolidated Financial Statements

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Business Organization and Nature of Operations

enVVeno Medical Corporation (the “Company”) is a late clinical-stage medical device company focused on the advancement of innovative bioprosthetic (tissue-based) solutions to improve the standard of care for the treatment of deep venous disease. The Company is developing surgical and non-surgical replacement venous valves for patients suffering from severe Chronic Venous Insufficiency (“CVI”) of the deep venous system of the leg.

The Company’s lead product is the VenoValve®, a potential first of its kind surgical replacement venous valve currently in post-enrollment follow-up of its U.S. pivotal study. The Company is also developing a second product called enVVe®, a next-generation, non-surgical, transcatheter based replacement venous valve system consisting of the enVVe valve, the enVVe delivery system, and the delivery system accessories. The Company is currently conducting pre-clinical testing on enVVe. Both the VenoValve and enVVe are designed to act as one-way valves, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs.

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

Note 2 – Management’s Liquidity Plan

As of March 31, 2025, the Company had a cash and investment balance of $38.9 million and working capital of $37.8 million. Although the Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products. Management believes the Company’s capital resources are sufficient to meet its obligations as they become due within one year after the date of this Quarterly Report, and sustain operations.

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on February 28, 2025. The accompanying condensed balance sheet as of December 31, 2024 has been derived from the Company’s audited financial statements.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Investments

The components of investments were as follows at March 31, 2025 and December 31, 2024:

(In thousands)

	March 31, 2025		December 31, 2024
	Cash Equivalents	Short-Term Investment	Cash Equivalents	Short-Term Investments
Fair Value Level 1
U.S. Government securities	$2,619	$36,004	$1,352	$41,399
Total debt investments	$2,619	$36,004	$1,352	$41,399

Unrealized and realized gains and losses on the accompanying statement of operations result from fixed-income securities and are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Note 5 – Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $1.5 million and $0.9 million as of March 31, 2025 and December 31, 2024, respectively.

Note 6 – Property and Equipment

As of March 31, 2025 and December 31, 2024, property and equipment consist of the following:

(In thousands)	March 31, 2025	December 31, 2024
Laboratory equipment	$566	$566
Computer equipment and software	500	500
Leasehold improvements, furniture and fixtures	373	373
Total property and equipment	1,439	1,439
Less: accumulated depreciation	(1,297)	(1,257)
Property and equipment, net	$142	$182

Depreciation expense amounted to $0.1 million for the three months ended March 31, 2025 and 2024. Depreciation expense is reflected in general and administrative expenses in the accompanying statements of operations.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Accounts Payable Accrued Expenses and Other Current Liabilities

As of March 31, 2025, and December 31, 2024, accounts payable, accrued expenses and other current liabilities consist of the following:

(In thousands)	March 31, 2025	December 31, 2024
Accounts payable	$703	$1,006
Accrued compensation costs	511	604
Other accrued expenses	77	121
Total accrued expenses and other current liabilities	$1,291	$1,731

Note 8 – Commitments and Contingencies

Litigations Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

ENVVENO MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 –Stockholders’ Equity

Stock Options

Stock-based compensation is reflected in selling, general and administrative expenses in the accompanying condensed statements of operations and was $0.7 million and $1.1 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $4.2 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.95 years.

Note 10 – Net Loss per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of March 31, 2025 and 2024:

(In thousands)	March 31,
	2025	2024
Shares of common stock issuable upon exercise of warrants	9,837	14,384
Shares of common stock issuable upon exercise of options	6,322	5,159
Potentially dilutive common stock equivalents excluded from diluted net loss per share	16,159	19,543

Note 11 – Segment Reporting

The Company has determined that it currently operates in a single segment, Medical Device development, located in a single geographic location, the United States. The accounting policies of the segment are the same as those described in the summary of significant accounting policies set forth in our Form 10-K/A, filed with the SEC on February 28, 2025. Since the Company operates in a single segment, the measure of segment total assets and loss from operations is the same as that reported on the accompanying balance sheets as total assets, and the accompanying statement of operations as loss from operations, respectively.

The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM uses operating expenses to measure performance against progress in its clinical trials and its product development. The following table sets forth segment expenses.

	March 31,
(In thousands)	2025	2024
Research and Development:
Employee expense	$1,369	$1,153
Clinical	872	1,459
Product	146	303
Other	170	137
Total research and development	2,557	3,052
Selling, general and administrative expense
Employee expense	$1,234	1,463
Professional fees	580	415
Occupancy	164	153
Insurance	163	165
Other	256	255
Total selling, general and administrative expense	2,397	2,451
Loss from Operations	4,954	5,503

Adjustments and reconciling Items	(451)	(511)
Net Loss	$4,503	$4,992

Adjustments and reconciling items between loss from operations and net loss consist of interest income and realized and unrealized gains and losses related to our investments in US Treasury securities.

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

Unless the context requires otherwise, references in this document to “NVNO”, “we”, “our”, “us” or the “Company” are to enVVeno Medical Corporation

Overview

enVVeno Medical Corporation is a late clinical-stage medical device company focused on the advancement of innovative bioprosthetic (tissue-based) solutions to improve the standard of care for the treatment of deep venous disease. Chronic Venous Disease (CVD) is the world’s most prevalent chronic disease, impacting approximately 70% of the adult population of the U.S. Chronic Venous Insufficiency (CVI), is a large subset of CVD, which most often occurs when valves inside of the veins of the leg become damaged, resulting in the backwards flow of blood (reflux), blood pooling in the lower leg, increased pressure in the veins of the leg (venous hypertension) and in severe cases, venous ulcers that are difficult to heal. The Company is developing surgical and non-surgical replacement venous valves for patients suffering from severe CVI of the deep venous system of the leg.

The Company’s lead product is the VenoValve®, a potential first of its kind surgical replacement venous valve currently in post-enrollment follow-up of its U.S. pivotal study. The Company is also developing a second product called enVVe®, a potential next-generation, non-surgical, transcatheter based replacement venous valve. The Company is currently conducting pre-clinical testing on enVVe. Both the VenoValve and enVVe are designed to act as one-way valves, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs.

The VenoValve and enVVe are being developed first for approval by the U.S. Food and Drug Administration (FDA). We expect the VenoValve to be eligible for FDA approval first, followed approximately three years later by enVVe. If approved, we expect the VenoValve and enVVe to co-exist, with the VenoValve as a surgical replacement venous valve option and enVVe as a non-surgical replacement venous valve option, although we cannot provide any assurance that either the VenoValve or enVVe will receive approval from the FDA (see the section entitled “Risk Factors” in our Annual Report on Form 10-K/A, filed with the SEC on February 28, 2025). There are currently no devices FDA approved as surgical or non-surgical replacement venous valves, and there are currently no effective treatments for deep venous CVI caused by incompetent valves.

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

Severe CVI sufferers experience a significantly reduced quality of life. Daily activities such as preparing meals, housework, and personal hygiene (washing and bathing) become difficult due to reduced mobility. For many severe CVI sufferers, intense pain, which frequently occurs at night, prevents them from getting adequate sleep. Severe CVI sufferers with venous leg ulcers (VLU) are known to miss approximately 40% more workdays than the average worker without the condition. A high percentage of venous ulcer patients also experience severe itching, leg swelling, and an odorous discharge. Wound dressing changes, which occur several times a week, can be extremely painful. Venous ulcers from deep venous CVI are very difficult to heal, and a significant percentage of venous ulcers remain unhealed for more than a year. Even if healed, recurrence rates for venous ulcers are known to be high (20% to 40%) within the first year and as high as 60% after five years. Patients with severe CVI often become housebound and experience social isolation due to difficulty with ambulation. As a result, studies have shown that patients with active venous ulcers experience higher rates of anxiety and depression, with reported rates of anxiety of up to 30% and depression up to 40%. Rates of depression caused by venous ulcers among the elderly are even higher, with 48% of elderly venous ulcer patients having severe depressive symptoms.

Prevalence is generally defined as the portion of the population that has a given condition. Estimates indicate that the prevalence of people in the U.S. with severe, deep venous CVI (C4 to C6 disease) with reflux to be approximately 20 million. Incidence is generally defined as the number of new cases of an ailment that develop in a given time period. We estimate that approximately 3.5 million new patients with severe deep venous CVI are diagnosed each year in the U.S. including approximately 1.5 million patients that develop venous leg ulcers (C6 patients). The average patient seeking treatment of a venous ulcer spends as much as $30,000 a year on wound care, and the total direct medical costs from venous ulcer sufferers in the U.S. has been estimated to exceed $3 billion a year.

VenoValve

The VenoValve is a surgically implanted replacement venous valve developed by enVVeno Medical, designed for use in the deep veins of the leg to treat severe CVI caused by valvular incompetence. By lowering pressure (venous hypertension) within the deep venous system of the leg, the VenoValve has the potential to reduce or eliminate the symptoms of severe deep venous CVI, including the potential to heal recurring venous leg ulcers. The VenoValve is implanted into the femoral vein of the patient in an open surgical procedure via a 5-to-6-inch incision in the upper thigh. The surgical approach for implanting the VenoValve is referred to as the SAVVE® procedure, which enables physicians to implant the VenoValve to restore valve function in the deep veins of the leg. As our planned initial entrant to the replacement venous valve market, we estimate that approximately 2.5 million people each year with severe deep venous CVI in the U.S. would be candidates for the VenoValve, including approximately 1.5 million people with active venous ulcers. The VenoValve has been granted Breakthrough Device designation by the FDA.

VenoValve Clinical Status

In March of 2021 we received IDE approval from the FDA to begin the VenoValve pivotal study. An investigational device exemption or IDE from the FDA is required before a medical device company can proceed with a pivotal trial for a Class III medical device. This approval allowed us to proceed with our U.S. pivotal study for the VenoValve, a prospective, non-blinded, single arm, multi-center clinical study. The seventy-five patient U.S. pivotal study reached full enrollment on September 1, 2023 and is now in the post-enrollment follow-up period.

The VenoValve is implanted using the SAVVE® procedure, an open surgical approach that enables precise placement of the device within the femoral vein to restore valve function. Efficacy endpoints for the U.S. pivotal study include rVCSS scores, which are used to provide evidence of clinically meaningful benefit, as well as reflux time measurements, VAS pain scores, quality of life measurements, ulcer healing (for CEAP class C6 patients), and intra-operative and one-year vein patency and valve functionality. Safety endpoints include device related events and procedure related events including mortality, pulmonary embolism, ipsilateral deep vein thrombosis, infection and bleeding.

In November 2024, one year efficacy and safety data from the U.S. pivotal study was presented at the 51th Annual VEITH Symposium. The data indicated that eighty-five percent (85%) of the patients enrolled in the trial experienced a clinical meaningful benefit from the VenoValve, defined as a three (3) or more point improvement in revised Venous Clinical Severity Score (rVCSS), at one year, compared to baseline. The average rVCSS improvement in the clinically meaningful responder cohort was 7.91 points. Patients in the study also experienced a seventy-five percent (75%) median reduction in pain and improvements in quality-of-life indicators. For patients with venous ulcers (CEAP C6 patients), ulcer area was reduced a median average of eighty-seven percent (87%). Over the course of the one (1) year period, there was one (1) death (unrelated to the VenoValve), zero (0) pulmonary embolisms, twelve (12) target vein thromboses, ten (10) surgical pocket hematomas, four (4) other bleeds, and seven (7) deep wound infections. Ninety-four percent (94%) of the patients that experienced a material safety event also went on to experience a clinically meaningful benefit from the VenoValve. Also, the reported target vein patency rates at thirty (30) days and one (1) year were ninety one percent (91%) and ninety seven percent (97%), respectively.

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

On December 16, 2024, we announced the successful completion of the final wave of implants for the six-month pre-clinical GLP study for enVVe. The first wave of implants, for the long-term subjects, was successfully completed in October 2024, and the final wave for the shorter-term subjects was completed in December 2024. The GLP study is a prerequisite to seeking IDE approval from the FDA to begin the enVVe U.S. pivotal study. The Company expects to file for IDE approval for the enVVe pivotal study in the third quarter of 2025.

Capital

We finished 2024 with approximately $43.2 million of cash and investments and had approximately $38.9 million of cash and investments at March 31, 2025. Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials, related product development costs, and our ability to successfully bring products to market. We anticipate that our cash burn rate will increase from current levels of approximately $4 million to $5 million per quarter as we conduct our clinical trials and work toward bringing our product candidates to market.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

Overview

We reported net losses of $4.5 million and $5.0 million for the three months ended March 31, 2025 and 2024, respectively, representing a decrease in net loss of $0.5 million, or 10%, resulting from a decrease in operating expenses, partially offset by a decrease in other income.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our product candidates after receiving FDA approval, if ever.

Research and Development Expenses

For the three months ended March 31, 2025, research and development expenses decreased by $0.5 million or 19%, to $2.6 million from $3.1 million for the three months ended March 31, 2024. This decrease primarily resulted from $0.5 million in lower costs related to the VenoValve pivotal study and $0.3 million in lower lab related costs. VenoValve pivotal study costs were lower as the amount of follow-up for each participant decreases over time. Lab costs were lower due to less assembly and test activity for the VenoValve once the VenoValve pivotal study reached full enrollment. These decreases were partially offset by a $0.3 million increase in personnel costs resulting from additional personnel.

Selling, General and Administrative Expenses

For the three months ended March 31, 2025, selling, general and administrative expenses decreased $0.1 million or 4%, to $2.4 million from $2.5 million for the three months ended March 31, 2024. The decrease was due to a $0.4 million decrease in share-based compensation, partially offset by $0.2 million in higher other compensation costs, and $0.1 million in higher consulting costs, both related to activities to prepare for potential commercialization of the VenoValve.

Other Income

For the three months ended March 31, 2025, other income decreased $0.1 million or 25% to $0.4 million from $0.5 million for the three months ended March 31, 2024. Other income in both periods reflects realized gains, interest, and unrealized gains and losses from our program to invest excess cash in US Treasury bills.

Liquidity and Capital Resources

For the three months ended March 31, 2025, the Company incurred losses from operations of $5.0 million and used $4.0 million cash in operating activities. The net cash used in operating activities during the 2025 period increased by $0.4 million from $3.6 million for the quarter ended March 31, 2024.

The losses and the uses of cash are primarily due to our product research and development activities, including clinical studies, and administrative activities. Research and development activities are for continued product development and clinical studies for our product candidates, currently the VenoValve and enVVe. Administrative functions relate to costs to support our public reporting and investor relations activities, internal administrative functions and, starting in 2024, costs to prepare for commercialization of the VenoValve. The Company will continue to incur these costs, and we anticipate these costs will increase, as we work to complete our clinical studies, enhance products, develop new products, bring those products to market, and operate as a public company.

We are not currently generating revenue and do not expect significant revenue until we successfully commercialize one or more of our product candidates after receiving FDA approval, if ever.

We do not currently have material commitments for capital expenditures or other expenditures except for our facility lease commitment of $0.4 million per year. However, we expect a modest increase in purchases of property and equipment as we continue clinical studies, plan for commercialization of the VenoValve and continue development of enVVe.

Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical studies and related product development costs and our ability to successfully bring products to market. We anticipate that our cash burn rate will increase from current levels of approximately $4 million to $5 million per quarter as we conduct our clinical studies and work toward bringing our product candidates to market.

We have historically funded our operations through financing activities, such as the capital raise completed in 2024, and will need to raise additional capital in the future. Any inability to raise additional financing would have a material adverse effect on us.

Based on our cash and working capital as of March 31, 2025, we have sufficient capital resources to meet our obligations as they become due for at least one year after the date of this Quarterly Report and sustain operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of expenses, assets and liabilities, and the accompanying disclosures, and the disclosure of contingent liabilities, if any. Critical accounting estimates are those for which uncertainty about the assumptions and estimates could result in outcomes that require a material adjustment to the carrying amount of assets or liabilities in future periods if the actual outcomes differ from estimates.

We do not have any matters that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next fiscal year.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2025, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Form 10-K/A, filed with the SEC on February 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: April 30, 2025	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Glynn
Craig Glynn
Chief Financial Officer
(Principal Financial and Accounting Officer)

