Form 10-Q
period 2025-06-30
enVVeno Medical Corp
filed 2025-07-31
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 29, 2025, there were 19,247,141 shares of common stock outstanding.

ENVVENO MEDICAL CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED BALANCE SHEETS

(In thousands except par values, unless otherwise indicated)

(Unaudited)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,044	$1,754
Short-term investments	33,098	41,399
Prepaid expenses and other current assets	462	581
Total current assets	35,604	43,734
Property and equipment, net	113	182
Operating lease right-of-use assets, net	829	1,007
Security deposits and other assets	31	31
Total assets	$36,577	$44,954

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,638	$1,731
Current portion of operating lease liabilities	377	364
Total current liabilities	3,015	2,095
Long-term operating lease liabilities	505	700
Total liabilities	3,520	2,795

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000 shares authorized, no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000 shares authorized, 19,247 and 17,536 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	196,109	194,014
Accumulated deficit	(163,052)	(151,855)
Total stockholders’ equity	33,057	42,159
Total liabilities and stockholders’ equity	$36,577	$44,954

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development expenses	$2,891	$2,825	$5,448	$5,877
Selling, general and administrative expenses	4,158	2,629	6,555	5,080
Loss from operations	(7,049)	(5,454)	(12,003)	(10,957)

Other income:
Realized gains from sales of trading securities	239	379	665	787
Unrealized gain (loss) from trading securities	(79)	46	(273)	90
Interest income, net	195	73	414	132
Total other income	355	498	806	1,009
Net loss	$(6,694)	$(4,956)	$(11,197)	$(9,948)

Net loss per basic and diluted common share:	$(0.33)	$(0.31)	$(0.55)	$(0.62)

Weighted average number of common shares outstanding:
Basic and Diluted	20,352	16,067	20,352	16,062

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, unless otherwise indicated)

(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2025	17,536	$-	$194,665	$(156,358)	$38,307
Common stock issued for exercise of pre-funded warrants	1,711	-	-	-	-
Stock-based compensation	-	-	1,444	-	1,444
Net loss	-	-	-	(6,694)	(6,694)
Balance, June 30, 2025	19,247	$-	$196,109	$(163,052)	$33,057

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2024	13,330	$-	$177,397	$(135,028)	$42,369
Stock-based compensation	-	-	1,005	-	1,005
Net loss	-	-	-	(4,956)	(4,956)
Balance, June 30, 2024	13,330	$-	$178,402	$(139,984)	$38,418

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	17,536	$-	$194,014	$(151,855)	$42,159
Stock-based compensation	-	-	2,095	-	2,095
Common stock issued for exercise of pre-funded warrants	1,711	-	-	-	-
Net loss	-	-	-	(11,197)	(11,197)
Balance, June 30, 2025	19,247	$-	$196,109	$(163,052)	$33,057

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	13,317	$-	$176,236	$(130,036)	$46,200

Stock-based compensation	-	-	2,120	-	2,120
Options exercised	13	-	46	-	46
Net loss	-	-	-	(9,948)	(9,948)
Balance, June 30, 2024	13,330	$-	$178,402	$(139,984)	$38,418

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unless otherwise indicated)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(11,197)	$(9,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,095	2,120
Depreciation and amortization	74	106
Amortization of right-of-use assets	178	171
Unrealized (gain) loss from investments	273	(90)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	119	42
Accounts payable, accrued expenses and other current liabilities	907	311
Operating lease liabilities	(182)	(169)
Net cash used in operating activities	(7,733)	(7,457)

Cash Flows from Investing Activities
Maturities of investments	24,835	31,263
Purchase of property and equipment	(5)	(24)
Purchases of investments	(16,807)	(25,068)
Net cash provided by investing activities	8,023	6,171

Cash Flows from Financing Activities
Proceeds from stock option exercises	-	46
Net cash provided by financing activities	-	46
Net increase (decrease) in cash and cash equivalents	290	(1,240)
Cash and cash equivalents - Beginning of period	1,754	3,620
Cash and cash equivalents - End of period	$2,044	$2,380

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

Note 2 – Management’s Liquidity Plan

As of June 30, 2025, the Company had a cash and investment balance of $35.1 million and working capital of $32.6 million. Although the Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, management believes that the Company’s capital resources are sufficient to meet its obligations as they become due within one year after the date of this Quarterly Report, and sustain operations.

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2025 and 2024.

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on February 28, 2025. The accompanying condensed balance sheet as of December 31, 2024 has been derived from the Company’s audited financial statements.

Note 4 – Investments

The components of investments at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025		December 31, 2024
(In thousands)	Cash Equivalents	Short-Term Investments	Cash Equivalents	Short-Term Investments
Fair Value Level 1
U.S. Government securities	$1,465	$33,098	$1,352	$41,399
Total debt investments	$1,465	$33,098	$1,352	$41,399

Unrealized and realized gains and losses on the accompanying statement of operations result from fixed-income securities and are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on its evaluation of available evidence.

Note 5 – Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $0.7 million and $0.9 million as of June 30, 2025 and December 31, 2024, respectively.

Note 6 – Accounts Payable Accrued Expenses and Other Current Liabilities

As of June 30, 2025, and December 31, 2024, accounts payable, accrued expenses and other current liabilities consist of the following:

(In thousands)	June 30, 2025	December 31, 2024
Accounts payable	$1,073	$1,006
Accrued compensation costs	629	604
Accrued clinical costs	576	-
Accrued severance	257	-
Other accrued expenses	103	121
Total accounts payable, accrued expenses and other current liabilities	$2,638	$1,731

Note 7 – Commitments and Contingencies

Litigations Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 8 –Stockholders’ Equity

Omnibus Incentive Plan

Stock Options

Stock-based compensation expense is reflected in selling, general and administrative expenses in the accompanying condensed statements of operations and was $1.4 million and $1.0 million during the three months ended June 30, 2025 and 2024, respectively, and $2.1 million during the six months ended June 30, 2025 and 2024. As of June 30, 2025, there was $4.4 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 2.02 years.

There were 600,000 and 423,000 options granted during the three and six months ended June 30, 2025 and 2024, respectively, in connection with entering into certain employment and consulting agreements.

There were approximately 529,000 option grants forfeited during the three and six months ended June 30, 2025. There were 19,000 and 42,000 option grants forfeited during the three and six months ended June 30, 2024.

There were no option grants exercised during the three and six months ended June 30, 2025. There were no option grants exercised during the three months ended June 30, 2024 and there were 13,000 option grants exercised during the six months ended June 30, 2024.

Restricted Stock Units

Restricted stock unit vesting is conditioned on achieving the Pre-Market Approval of the VenoValve milestone. During the three and six months ended June 30, 2025, there were 50,000 restricted stock units forfeited in connection with employment termination. No expense has been recorded as of June 30, 2025.

Warrants

Pre-funded warrants issued in 2023 and 2021 totaling approximately 861,000 and 850,000 units, respectively, were exercised during the three and six months ended June 30, 2025, at an exercise price of $0.0001 per share.

Note 9 – Net Loss per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share as of June 30, 2025 and 2024:

(In thousands)	June 30,
	2025	2024
Shares of common stock issuable upon exercise of warrants	9,447	9,546
Shares of common stock issuable upon exercise of options	6,343	5,554
Potentially dilutive common stock equivalents excluded from diluted net loss per share	15,790	15,100

Note 10 – Segment Reporting

The Company has determined that it currently operates in a single segment, Medical Device development, located in a single geographic location, the United States. The accounting policies of the segment are the same as those described in the summary of significant accounting policies set forth in the Company’s Form 10-K/A, filed with the SEC on February 28, 2025. Since the Company operates in a single segment, the measure of segment total assets and loss from operations is the same as that reported on the accompanying balance sheets as total assets, and the accompanying statement of operations as loss from operations, respectively.

The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM uses operating expenses to measure performance against progress in its clinical trials and its product development. The following table sets forth segment expenses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Research and Development:
Employee expense	$1,329	$1,211	$2,699	$2,364
Clinical	960	1,198	1,832	2,657
Product	403	273	548	576
Other	199	143	369	280
Total research and development	2,891	2,825	5,448	5,877
Selling, General and Administrative Expense:
Employee expense	2,310	1,432	3,544	2,895
Professional fees	308	517	888	932
Reserve for uncollectible prepaid clinical costs	626	-	626	-
Occupancy	151	156	314	309
Insurance	157	164	320	329
Other	606	360	863	615
Total selling, general and administrative expense	4,158	2,629	6,555	5,080
Loss from Operations	7,049	5,454	12,003	10,957
Adjustments and reconciling items	(355)	(498)	(806)	(1,009)
Net Loss	$6,694	$4,956	$11,197	$9,948

Adjustments and reconciling items between loss from operations and net loss consist of interest income and realized and unrealized gains and losses related to the Company’s investments in US Treasury securities.

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

In June 2025, the Company announced that interim two-year follow-up data on forty-two (42) subjects from the seventy-five (75) patient VenoValve U.S. pivotal trial at the Society for Vascular Surgery 2025 Vascular Annual Meeting. The data indicated that eighty-three percent (83.3%) of patients enrolled in the trial (n=35/42) maintained a clinically meaningful benefit from the VenoValve, defined as an improvement of 3 or more points in the revised Venous Clinical Severity Score (rVCSS), at year two, compared to baseline. The average rVCSS improvement in the clinically meaningful responder cohort was 9.1 points. Patients in the study also experienced a seventy-four percent (74%) median reduction in leg pain, as measured by the Visual Analog Scale (VAS). For patients with venous ulcers, wound healing outcomes in seventeen (17) patients with twenty-five (25) ulcers showed that 60% of ulcers healed completely, 24% decreased in size, and 16% increased in size. Patient-reported outcomes also demonstrated sustained improvements across all venous specific QoL indicators (VEINES-QoL/Sym). Among the patients (n=30), a 100% valve patency rate was observed at the two-year follow up. All values were calculated comparing each patient’s baseline levels to the reported values at the patient’s 24-month visit. The Revised Venous Clinical Severity Score (rVCSS) is a clinically validated scoring system used to track the progression or regression of venous diseases.

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

Capital

We finished 2024 with approximately $43.2 million of cash and investments and had approximately $35.1 million of cash and investments as of June 30, 2025. Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials, related product development costs, and our ability to successfully bring products to market. We anticipate that our cash burn rate will increase from current levels of approximately $4 million per quarter to between $5 million and $7 million per quarter as we conduct our clinical trials and work toward bringing our product candidates to market.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

Overview

We reported net losses of $6.7 million and $5.0 million for the three months ended June 30, 2025 and 2024, respectively, representing an increase in net loss of $1.7 million, or 35%, due to an increase in operating expenses of $1.6 million and a decrease in other income of $0.1 million, as described in further detail below.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our lead product candidate after receiving FDA approval, if ever.

Research and Development Expenses

For the three months ended June 30, 2025, research and development expenses increased by $0.1 million or 2%, to $2.9 million from $2.8 million for the three months ended June 30, 2024. This increase primarily resulted from $0.2 million in higher compensation costs from additional personnel, as well as higher professional fees, partially offset by $0.1 million in lower costs related the VenoValve pivotal study as the amount of follow-up for each participant decreases over time.

Selling, General and Administrative Expenses

For the three months ended June 30, 2025, selling, general and administrative expenses increased by $1.6 million or 58%, to $4.2 million from $2.6 million for the three months ended June 30, 2024. Of this increase, $0.4 million was due to compensation costs from the net effect of higher stock-based compensation from the issuance of additional option grants, a non-recurring severance expense of $0.3 million recorded in 2025, and $0.2 million related to higher compensation costs from additional personnel. This increase was also due to a non-recurring $0.6 million reserve for potentially uncollectible prepaid clinical costs resulting from payments made to a vendor that were not passed through from the vendor to clinical sites, as contractually required, and a net $0.1 million increase related to various other expenses.

Other Income

For the three months ended June 30, 2025, other income decreased $0.1 million or 29% to $0.4 million from $0.5 million for the three months ended June 30, 2024. Other income in both periods reflects realized gains, interest, and unrealized gains from our program to invest excess cash in US Treasury bills.

Comparison of the six months ended June 30, 2025 and 2024

Overview

We reported net losses of $11.2 million and $10.0 million for the six months ended June 30, 2025 and 2024, respectively, representing an increase in net loss of $1.2 million or 13%, due to an increase in operating expenses of $1.0 million and a decrease in other income of $0.2 million, as described in further detail below.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our lead product candidate after receiving FDA approval, if ever.

Research and Development Expenses

For the six months ended June 30, 2025, research and development expenses decreased by $0.5 million or 7%, to $5.4 million from $5.9 million for the six months ended June 30, 2024. This decrease primarily resulted from $0.9 million in lower costs related to the VenoValve study as the amount of follow-up for each participant decreases over time, partially offset by $0.4 million in higher compensation costs from additional personnel, as well as higher professional fees.

Selling, General and Administrative Expenses

For the six months ended June 30, 2025, selling, general and administrative expenses increased $1.5 million or 29%, to $6.6 million from $5.1 million for the six months ended June 30, 2024. Of this increase, $0.3 million was due to a non-recurring severance expense recorded in 2025 and $0.4 million related to higher compensation costs from additional personnel. This increase was also due to a non-recurring $0.6 million reserve for potentially uncollectible prepaid clinical costs resulting from payments made to a vendor that were not passed through from the vendor to clinical sites, as contractually required, and a net $0.2 million increase related to various other expenses.

Other (Income) Expense

For the six months ended June 30, 2025, other income decreased $0.2 million to $0.8 million from $1.0 million for the six months ended June 30, 2024. Other income in both periods reflects realized gains, interest, and unrealized gains from our program to invest excess cash in U.S. bills.

Liquidity and Capital Resources

For the six months ended June 30, 2025, the Company incurred losses from operations of $12.0 million and used $7.7 million cash in operating activities. The net cash used in operating activities during the 2025 period increased by $0.2 million from $7.5 million for the period ended June 30, 2024.

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

Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical studies and related product development costs and our ability to successfully bring products to market. We anticipate that our cash burn rate will increase from current levels of approximately $4 million to between $5 million and $7 million per quarter as we conduct our clinical studies and work toward bringing our product candidates to market.

We have historically funded our operations through financing activities, such as the capital raise completed in 2024, and will need to raise additional capital in the future. Any inability to raise additional financing would have a material adverse effect on us.

Based on our cash and working capital as of June 30, 2025, we have sufficient capital resources to meet our obligations as they become due for at least one year after the date of this Quarterly Report and sustain operations.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2025, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2025, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

Reference is made to our Current Report on Form 8-K filed on May 20, 2025 reporting the appointment of Jennifer Bright as Chief Financial Officer of the Company. Attached hereto as Exhibit 10.1 and Exhibit 99.1 are the employment agreement, dated May 19, 2025, between the Company and Ms. Bright and the Officer Indemnity Agreement entered into by and between the Company and Ms. Bright.

Trading Arrangements

On June 12, 2025, Dr. Francis Duhay, a director of the Company, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) (with the first trade under the new plan not to be made prior to September 15, 2025). The trading plan will be effective until September 30, 2026 and provides for the sale of 20,000 shares of common stock.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
10.1	Employment Agreement, dated as of May 19, 2025, by and between enVVeno Medical Corporation and Jennifer Bright*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act**
99.1	Officer Indemnity Agreement, dated July 26, 2025, by and between enVVeno Medical Corporation and Jennifer Bright*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2025	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jennifer Bright
Jennifer Bright
Chief Financial Officer
(Principal Financial and Accounting Officer)

