Form 10-Q
period 2025-09-30
enVVeno Medical Corp
filed 2025-10-30
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 28, 2025, there were 20,216,176 shares of common stock outstanding.

ENVVENO MEDICAL CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED BALANCE SHEETS

(In thousands except par values, unless otherwise indicated)

(Unaudited)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,544	$1,754
Short-term investments	29,408	41,399
Prepaid expenses and other current assets	547	581
Total current assets	31,499	43,734
Property and equipment, net	82	182
Operating lease right-of-use assets, net	740	1,007
Security deposits and other assets	31	31
Total assets	$32,352	$44,954

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,114	$1,731
Current portion of operating lease liabilities	286	364
Total current liabilities	2,400	2,095
Long-term operating lease liabilities	505	700
Total liabilities	2,905	2,795

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000 shares authorized, no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000 shares authorized, 20,216 and 17,536 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	197,038	194,014
Accumulated deficit	(167,591)	(151,855)
Total stockholders’ equity	29,447	42,159
Total liabilities and stockholders’ equity	$32,352	$44,954

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development expenses	$2,585	$2,859	$8,033	$8,736
Selling, general and administrative expenses	2,298	3,311	8,853	8,391
Loss from operations	(4,883)	(6,170)	(16,886)	(17,127)

Other income:
Realized gains from sales of trading securities	208	428	873	1,215
Unrealized gain (loss) from trading securities	(39)	6	(312)	96
Interest income, net	175	94	589	226
Total other income	344	528	1,150	1,537
Net loss	$(4,539)	$(5,642)	$(15,736)	$(15,590)

Net loss per basic and diluted common share:	$(0.23)	$(0.35)	$(0.78)	$(0.97)

Weighted average number of common shares outstanding:
Basic and Diluted	20,155	16,067	20,286	16,063

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, unless otherwise indicated)

(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2025	19,247	$-	$196,109	$(163,052)	$33,057
Common stock issued for exercise of warrants	969	-	241	-	241
Stock-based compensation	-	-	688	-	688
Net loss	-	-	-	(4,539)	(4,539)
Balance, September 30, 2025	20,216	$-	$197,038	(167,591)	$29,447

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2024	13,330	$-	$178,402	$(139,984)	$38,418
Common Stock and Warrants Issued in Public Offering	4,206	-	13,591	-	13,591
Stock-based compensation	-	-	1,003	-	1,003
Net loss	-	-	-	(5,642)	(5,642)
Balance, September 30, 2024	17,536	$-	$192,996	$(145,626)	$47,370

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	17,536	$-	$194,014	$(151,855)	$42,159
Common stock issued for exercise of warrants	2,680	-	241	-	241
Stock-based compensation	-	-	2,783	-	2,783
Net loss	-	-	-	(15,736)	(15,736)
Balance, September 30, 2025	20,216	$-	$197,038	$(167,591)	$29,447

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	13,317	$-	$176,236	$(130,036)	$46,200

Common Stock and Warrants Issued in Public Offering	4,206		13,591	-	13,591
Stock-based compensation	-	-	3,123	-	3,123
Options exercised	13	-	46	-	46
Net loss	-	-	-	(15,590)	(15,590)
Balance, September 30, 2024	17,536	$-	$192,996	$(145,626)	$47,370

See Notes to these Unaudited Condensed Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unless otherwise indicated)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(15,736)	$(15,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,783	3,123
Depreciation and amortization	105	149
Amortization of right-of-use assets	267	257
Unrealized (gain) loss from investments	312	(96)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34	(161)
Accounts payable, accrued expenses and other current liabilities	383	839
Operating lease liabilities	(273)	(254)
Net cash used in operating activities	(12,125)	(11,733)

Cash Flows from Investing Activities
Maturities of investments	38,381	45,844
Purchase of property and equipment	(5)	(33)
Purchases of investments	(26,702)	(33,420)
Net cash provided by investing activities	11,674	12,391

Cash Flows from Financing Activities
Proceeds from private placement offering	-	13,591
Proceeds from warrant exercises	241	-
Proceeds from stock option exercises	-	46
Net cash provided by financing activities	241	13,637
Net increase (decrease) in cash and cash equivalents	(210)	14,295
Cash and cash equivalents - Beginning of period	1,754	3,620
Cash and cash equivalents - End of period	$1,544	$17,915

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

Note 2 – Management’s Liquidity Plan

As of September 30, 2025, the Company had a cash and investment balance of $31.0 million and working capital of $29.1 million. Although the Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, management believes that the Company’s capital resources are sufficient to meet its obligations as they become due within one year after the date of this Quarterly Report, and sustain operations.

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024.

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on February 28, 2025. The accompanying condensed balance sheet as of December 31, 2024 has been derived from the Company’s audited financial statements.

Note 4 – Investments

The components of investments as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025		December 31, 2024
(In thousands)	Cash Equivalents	Short-Term Investments	Cash Equivalents	Short-Term Investments
Fair Value Level 1
U.S. Government securities	$1,180	$29,408	$1,352	$41,399
Total debt investments	$1,180	$29,408	$1,352	$41,399

Unrealized and realized gains and losses on the accompanying statement of operations result from fixed-income securities and are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on its evaluation of available evidence.

Note 5 – Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $1.0 million and $0.9 million as of September 30, 2025 and December 31, 2024, respectively.

Note 6 – Accounts Payable Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consist of the following:

(In thousands)	September 30, 2025	December 31, 2024
Accounts payable	$626	$1,006
Accrued compensation costs	533	604
Accrued clinical costs	576	-
Accrued severance	187	-
Other accrued expenses	192	121
Total accounts payable, accrued expenses and other current liabilities	$2,114	$1,731

Note 7 – Commitments and Contingencies

Litigations Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 8 –Stockholders’ Equity

Omnibus Incentive Plan

Stock Options

Stock-based compensation expense is reflected in selling, general and administrative expenses in the accompanying condensed statements of operations and was $0.7 million and $1.0 million during the three months ended September 30, 2025 and 2024, respectively, and $2.8 million and $3.1 million during the nine months ended September 30, 2025 and 2024. As of September 30, 2025, there was $3.7 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.83 years.

There were no options granted during the three months ended September 30, 2025 and 2024. There were 600,000 and 423,000 options granted during the nine months ended September 30, 2025 and 2024, respectively, in connection with entering into certain employment and consulting agreements.

There were no option grants forfeited during the three months ended September 30, 2025. There were approximately 529,000 option grants forfeited during the nine months ended September 30, 2025. There were approximately 2,000 and 44,000 option grants forfeited during the three and nine months ended September 30, 2024, respectively.

There were no option grants exercised during the three and nine months ended September 30, 2025. There were no option grants exercised during the three months ended September 30, 2024 and there were approximately 13,000 option grants exercised during the nine months ended September 30, 2024.

Restricted Stock Units

Restricted stock unit vesting is conditioned on achieving the Pre-Market Approval of the VenoValve milestone. During the three and nine months ended September 30, 2025, there were 50,000 restricted stock units forfeited in connection with employment termination. No expense has been recorded as of September 30, 2025.

Warrants

Pre-funded warrants issued in 2021 totaling approximately 909,000 units were exercised during the three months ended September 30, 2025, at an exercise price of $0.0001 per share. Pre-funded warrants issued in 2023 and 2021 totaling approximately 861,000 and 1,759,000 units, respectively, were exercised during the nine months ended September 30, 2025, at an exercise price of $0.0001 per share.

Warrants issued in 2024 totaling 60,000 units were exercised during the three months ended September 30, 2025, at an exercise price of $4.025 per share.

A warrant issued in 2021 was exercised during the three months ended September 30, 2025, at an exercise price of $7.00 per share.

Note 9 – Net Loss per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share:

(In thousands)	September 30,
	2025	2024
Shares of common stock issuable upon exercise of warrants	9,073	9,847
Shares of common stock issuable upon exercise of options	6,343	5,552
Potentially dilutive common stock equivalents excluded from diluted net loss per share	15,416	15,399

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Research and Development:
Employee expense	$1,329	$1,194	$4,028	$3,558
Clinical	859	1,105	2,691	3,763
Product	251	382	799	958
Other	146	178	515	457
Total research and development	2,585	2,859	8,033	8,736
Selling, General and Administrative Expense:
Employee expense	1,251	1,466	4,795	4,361
Professional fees	335	1,050	1,224	1,981
Reserve for (recovery of) uncollectible prepaid clinical costs	(291)	-	335	-
Occupancy	165	159	480	468
Insurance	146	165	466	494
Other	692	471	1,553	1,087
Total selling, general and administrative expense	2,298	3,311	8,853	8,391
Loss from Operations	4,883	6,170	16,886	17,127
Adjustments and reconciling items	(344)	(528)	(1,150)	(1,537)
Net Loss	$4,539	$5,642	$15,736	$15,590

Adjustments and reconciling items between loss from operations and net loss consist of interest income and realized and unrealized gains and losses related to the Company’s investments in US Treasury securities.

Note 11 – Subsequent Events

On October 7, 2025, the Company received notification from Nasdaq notifying the Company that, because the closing bid price for the Company’s common stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Rule 5550(a)(2) of Nasdaq Listing Rules.

Nasdaq’s notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from the date of notification, or until April 6, 2026, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must close at or above $1.00 per share for a minimum of 10 consecutive trading days (which period may be extended to greater than 10 consecutive trading days at the sole discretion of Nasdaq) prior to April 6, 2026.

In the event the Company does not regain compliance by April 6, 2026, the Company may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the bid price requirement. To qualify for the additional 180-day period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on the Nasdaq Capital Market until the completion of the appeal process.

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

We estimate that there are approximately 2.5 million to 3.5 million patients with severe deep venous CVI in the U.S. including approximately 1.5 million patients that develop venous leg ulcers (C6 patients). The average patient seeking treatment of a venous ulcer spends as much as $30,000 a year on wound care, and the total direct medical costs from venous ulcer sufferers in the U.S. has been estimated to exceed $20 billion a year.

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

In November 2024, one year efficacy and safety data from the U.S. pivotal study was presented at the 51st Annual VEITH Symposium. The data indicated that eighty-five percent (85%) of the patients enrolled in the trial experienced a clinical meaningful benefit from the VenoValve, defined as a three (3) or more point improvement in revised Venous Clinical Severity Score (rVCSS), at one year, compared to baseline. The average rVCSS improvement in the clinically meaningful responder cohort was 7.91 points. Patients in the study also experienced a seventy-five percent (75%) median reduction in pain and improvements in quality-of-life indicators. For patients with venous ulcers (CEAP C6 patients), ulcer area was reduced a median average of eighty-seven percent (87%). Over the course of the one (1) year period, there was one (1) death (unrelated to the VenoValve), zero (0) pulmonary embolisms, twelve (12) target vein thromboses, ten (10) surgical pocket hematomas, four (4) other bleeds, and seven (7) deep wound infections. Ninety-four percent (94%) of the patients that experienced a material safety event also went on to experience a clinically meaningful benefit from the VenoValve. Also, the reported target vein patency rates at thirty (30) days and one (1) year were ninety one percent (91%) and ninety seven percent (97%), respectively.

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

On August 19, 2025, the Company announced that it received a not-approvable letter from the FDA in response to its PMA application for the VenoValve. The letter indicated that the FDA completed its review of the VenoValve PMA application and determined that it is unable to approve the PMA for the VenoValve in its current form. In particular, the FDA indicated that the favorable rVCSS data generated by the study to show clinical improvement, together with the improvements in pain scores and venous specific quality of life indicators was not sufficient on its own to determine favorability of the benefit risk profile for the VenoValve. Without a specific hemodynamic measurement that correlates with patient improvement, the FDA raised concerns about bias and the possibility that clinical improvement occurred as a result of the patients being enrolled in a study. The FDA also focused on safety concerns which were attributed to the VenoValve open surgical procedure, and that required re-hospitalizations. The Company would not expect to see similar safety events with a non-surgical replacement valve.

On September 18, 2025, the Company filed a request for supervisory appeal of the not-approvable letter from the Center for Devices and Radiological Health (CDRH) of the FDA received on August 19, 2025, in response to its PMA application for the VenoValve. The FDA provides several internal informal and formal mechanisms to challenge staff decisions, including scientific controversies. One mechanism is a request for supervisory review in which an appeal is made to the next line of supervision. Supervisory appeals are required to be filed within 30 days of the decision being appealed, which was on or before September 18, 2025. These appeals involve a formal substantive request, an in-person meeting, and a decision. It also often includes multiple interactions even after an initial appeal decision is made. Internal Agency reviews are based on information already in the administrative file. Due to the variety of both physician reported and patient reported data generated by the VenoValve pivotal study and which is already a part of the file, the Company is confident that explaining this data to supervisory management in a focused appeal setting may lead to a positive outcome, with a decision expected by the end of 2025.

In October 2025, the Company completed an in-person meeting with the FDA. In addition to representatives from an outside firm specializing in FDA matters and appeals and representatives from the Company, the meeting also included a patient advocate from VenoValve U.S. pivotal study as well as one of the Company’s primary investigators from the trial. Several employees from the FDA attended the meeting including the Director of the Center for Devices and Radiological Health, who elected to hear the appeal and who will be issuing the appeal decision. The FDA meeting provided the Company with the opportunity to put the major adverse events—those tied to the SAVVE study’s safety endpoints—into the proper context. It also allowed the Company to re-emphasize the multiple physician-and patient-reported clinical benefits that comprise the totality of the evidence from the study, supported by firsthand perspectives shared by both the SAVVE study patient and investigator in attendance. Because there are no established industry or regulatory standards to determine the effectiveness for a replacement venous valve, it is necessary for the Company and the Agency to establish a new regulatory pathway for VenoValve effectiveness.

The Company worked collaboratively with the FDA over the past several years to help ensure that the Company was collecting the necessary data to support effectiveness of the VenoValve and that dialogue with respect to effectiveness is continuing as part of this appeal. There are often multiple ways to satisfactorily address a given regulatory issue, and at the meeting, the Company proposed an alternative effectiveness pathway for the VenoValve, supported by data already collected in SAVVE. The Company expects to hear from the FDA about this stage of the appeal process by the end of 2025.

Although the subject of the FDA appeal and the FDA meeting is specific to the VenoValve, the appeal does also have implications for enVVe, our next generation transcatheter replacement venous valve, and as a result, the Company is waiting for clarity from the FDA prior to filing the enVVe IDE application.

enVVe

On September 21, 2022, we announced the development of a non-surgical transcatheter based replacement venous valve called enVVe®, for the treatment of CVI of the deep veins of the leg. Initial preliminary bench testing and pre-clinical testing for enVVe have been successfully completed.

On December 16, 2024, we announced the successful completion of the final wave of implants for the six-month pre-clinical GLP study for enVVe. The first wave of implants, for the long-term subjects, was successfully completed in October 2024, and the final wave for the shorter-term subjects was completed in December 2024. The GLP study is a prerequisite to seeking IDE approval from the FDA to begin the enVVe U.S. pivotal study. The Company is waiting until certain regulatory issues with respect to the VenoValve are resolved with the FDA before filing the IDE for enVVe, which the Company expects to file in the first quarter of 2026.

Capital

We finished 2024 with approximately $43.2 million of cash and investments and had approximately $31.0 million of cash and investments as of September 30, 2025. Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials, related product development costs, and our ability to successfully bring products to market. We anticipate that our cash burn rate will increase from current levels of approximately $4 million per quarter to between $5 million and $7 million per quarter as we conduct our clinical trials and work toward bringing our product candidates to market.

Nasdaq Deficiency Letter

On October 7, 2025, the Company received notification from Nasdaq notifying the Company that, because the closing bid price for the Company’s common stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Rule 5550(a)(2) of Nasdaq Listing Rules.

Nasdaq’s notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from the date of notification, or until April 6, 2026, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must close at or above $1.00 per share for a minimum of 10 consecutive trading days (which period may be extended to greater than 10 consecutive trading days at the sole discretion of Nasdaq) prior to April 6, 2026.

In the event the Company does not regain compliance by April 6, 2026, the Company may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the bid price requirement. To qualify for the additional 180-day period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on the Nasdaq Capital Market until the completion of the appeal process.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

Overview

We reported net losses of $4.5 million and $5.6 million for the three months ended September 30, 2025 and 2024, respectively, representing a decrease in net loss of $1.1 million, or 20%, due to a decrease in operating expenses of $1.3 million, partially offset by a decrease in other income of $0.2 million, as described in further detail below.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our lead product candidate after receiving FDA approval, if ever.

Research and Development Expenses

For the three months ended September 30, 2025, research and development expenses decreased by $0.3 million or 10%, to $2.6 million from $2.9 million for the three months ended September 30, 2024. This decrease primarily resulted from $0.4 million in lower costs related the VenoValve pivotal study as the amount of follow-up for each participant decreases over time, partially offset by $0.1 million in higher compensation costs from additional personnel.

Selling, General and Administrative Expenses

For the three months ended September 30, 2025, selling, general and administrative expenses decreased by $1.0 million or 31%, to $2.3 million from $3.3 million for the three months ended September 30, 2024. Of this decrease, $0.7 million was due to non-recurring legal costs incurred during the three months ended September 30, 2024 and $0.3 million was due to the net effect of lower stock-based compensation cost incurred as option grants are issued and vest. This decrease was also due to a $0.3 million partial recovery of a non-recurring $0.6 million reserve recorded during the six months ended June 30, 2025 for potentially uncollectible prepaid clinical costs resulting from payments made to a vendor that were not passed through from the vendor to clinical sites, as contractually required. These decreases were partially offset by a net $0.3 million increase related to various other expenses.

Other Income

For the three months ended September 30, 2025, other income decreased $0.2 million or 35% to $0.3 million from $0.5 million for the three months ended September 30, 2024. Other income in both periods reflects realized gains, interest, and unrealized gains or losses from our program to invest excess cash in US Treasury securities.

Comparison of the nine months ended September 30, 2025 and 2024

Overview

We reported net losses of $15.7 million and $15.6 million for the nine months ended September 30, 2025 and 2024, respectively, representing an increase in net loss of $0.1 million or 1%, due to a decrease in other income of $0.3 million, partially offset by a decrease in operating expenses of $0.2 million, as described in further detail below.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our lead product candidate after receiving FDA approval, if ever.

Research and Development Expenses

For the nine months ended September 30, 2025, research and development expenses decreased by $0.7 million or 8%, to $8.0 million from $8.7 million for the nine months ended September 30, 2024. This decrease primarily resulted from $1.3 million in lower costs related to the VenoValve study as the amount of follow-up for each participant decreases over time, partially offset by $0.6 million in higher compensation costs from additional personnel, as well as higher professional fees.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2025, selling, general and administrative expenses increased $0.5 million or 6%, to $8.9 million from $8.4 million for the nine months ended September 30, 2024. Of this increase, $0.3 million was due to a non-recurring severance expense recorded in 2025 and $0.6 million related to higher compensation costs from additional personnel. This increase was also due to a non-recurring $0.3 million reserve for potentially uncollectible prepaid clinical costs resulting from payments made to a vendor that were not passed through from the vendor to clinical sites, as contractually required, and a net $0.5 million increase related to various other expenses. These increases were partially offset by $0.9 million in non-recurring legal costs incurred during the nine months ended September 30, 2024 and $0.3 million from the net effect of lower stock-based compensation cost incurred as option grants are issued and vest.

Other (Income) Expense

For the nine months ended September 30, 2025, other income decreased $0.3 million to $1.2 million from $1.5 million for the nine months ended September 30, 2024. Other income in both periods reflects realized gains, interest, and unrealized gains or losses from our program to invest excess cash in US Treasury securities.

Liquidity and Capital Resources

For the nine months ended September 30, 2025, the Company incurred losses from operations of $15.7 million and used $12.1 million cash in operating activities. The net cash used in operating activities during the 2025 period increased by $0.4 million from $11.7 million for the period ended September 30, 2024.

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

Based on our cash and working capital as of September 30, 2025, we have sufficient capital resources to meet our obligations as they become due for at least one year after the date of this Quarterly Report and sustain operations.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2025, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2025, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 30, 2025	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jennifer Bright
Jennifer Bright
Chief Financial Officer
(Principal Financial and Accounting Officer)

