Form 10-K
period 2025-12-31
enVVeno Medical Corp
filed 2026-03-26
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business date of the registrant’s most recently completed second fiscal quarter), based on the last sale price of the registrant’s common stock on such date was $76.1 million.

As of March 24, 2026, there were 655,521 shares of common stock outstanding.

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

We use our registered trademarks and trade names, such as VenoValve® ™ and enVVe® ™ in this Annual Report on Form 10-K. Solely for convenience, trademarks and trade names referred to in this Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

ITEM 1.	Business

Overview

enVVeno Medical Corporation is a medical device company focused on the advancement of innovative bioprosthetic (tissue-based) solutions to improve the standard of care for the treatment of venous disease. Chronic Venous Disease (“CVD”) is the world’s most prevalent chronic disease, impacting approximately 70% of the adult population of the U.S. Chronic Venous Insufficiency (“CVI”), is a large subset of CVD, which most often occurs when valves inside of the veins of the leg become damaged, resulting in the backwards flow of blood (reflux), blood pooling in the lower leg, increased pressure in the veins of the leg (venous hypertension) and in severe cases, venous ulcers that are difficult to heal. The Company is developing a replacement venous valve for patients suffering from severe CVI of the deep venous system of the leg.

The Company first developed the VenoValve®, which was a first-in-class surgical replacement venous valve (the Company received a not-approvable letter from the FDA in response to its PMA application for the VenoValve in August 2025). The Company is now focused on its next-generation, non-surgical venous valve product, called the enVVe® System. The enVVe System consists of the enVVe Valve, enVVe Delivery System, enVVe Nose Cone, the enVVe Delivery System Accessories, and the enVVe Crimping System. The enVVe Valve is a first-in-class, non-surgical, transcatheter based replacement venous valve being developed for the treatment of severe CVI. The enVVe Valve is designed to act as a one-way valve, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs. The Company has completed pre-clinical testing on the enVVe System and has begun discussions with the U.S. Food and Drug Administration (“FDA”) regarding the enVVe pivotal trial.

enVVe is being developed for approval by the FDA. We cannot provide any assurance that enVVe will receive approval from the FDA (see the section entitled “Risk Factors” in this Annual Report on Form 10-K). There are currently no devices approved as surgical or non-surgical replacement venous valves, and there are currently no effective treatments for deep venous CVI caused by incompetent valves.

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

We estimate that there are approximately 3.5 million patients with severe deep venous CVI in the U.S. including approximately 1.5 million patients that develop venous leg ulcers (C6 patients). The average patient seeking treatment of a venous ulcer spends as much as $30,000 a year on wound care, and the total direct medical costs from venous ulcer sufferers in the U.S. has been estimated to exceed $20 billion a year.

enVVe System

The enVVe System is designed to treat severe deep chronic venous insufficiency (“CVI”) through a minimally invasive, catheter-based approach. The procedure is performed without the need for open surgery or an overnight hospital stay. Built on the clinical foundation of the VenoValve program, the enVVe Valve incorporates design enhancements intended to improve performance, strength and long-term durability. The enVVe System directly addresses prior FDA concerns related to venous valves implanted via open surgical procedures. In addition to eliminating open surgical complications, its transcatheter approach is expected to broaden adoption by appealing to a wider range of implanting physicians including vascular surgeons, interventional radiologists, and interventional cardiologists.

The Company has completed pre-clinical testing on the enVVe System and has begun discussions with the FDA regarding the enVVe pivotal trial, which it expects to begin in 2026.

VenoValve

In March 2021, the Company received FDA investigational device exemption (“IDE”) approval to initiate the SAVVE® (Surgical Anti-reflux Venous Valve Endoprosthesis) U.S. pivotal clinical study evaluating the VenoValve. The prospective, multi-center, single-arm study enrolled 75 patients with severe CVI. An application seeking pre-market approval for the VenoValve was filed in November of 2024. In August of 2025 the Company received a non-approvable letter from the FDA for the VenoValve and a subsequent appeal was unsuccessful.

Most medical devices start out as surgical iterations and transition to less invasive, trans-catheter delivered versions over time. The Company’s strategy was to first develop the VenoValve, and then to transition to enVVe. That strategy remains intact. The enVVe System could not have been developed without the experience gained from the VenoValve. Because the VenoValve was not approved by the FDA, the Company has elected to forego any potential approval and commercialization efforts outside of the U.S. for the VenoValve and to instead focus its resources on bringing enVVe to market.

Data from the SAVVE pivotal study has been presented at vascular conferences throughout the world and has been very well received. Clinicians recognize the need for a replacement venous valve for patients suffering from deep venous CVI and both the short-term and long-term VenoValve efficacy data has been extremely promising for this difficult to treat patient population. Although interest in a surgical replacement venous valve has been strong, clinicians recognize that long-term the large potential market is best served via a trans-catheter delivered iteration of the device. There continues to be significant interest from clinicians wanting to participate in the enVVe pivotal study.

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

PMA Approval Pathway

Class III devices such as enVVe generally require pre-market approval (“PMA”) before they can be marketed in the U.S. The PMA review and approval process is more demanding than the 510(k) premarket notification process. The PMA application consists of multiple parts, sometimes referred to as “modules”. Modules typically include testing such as sterilization, packaging and shelf-life testing, biocompatibility, manufacturing, and clinical data. All modules are reviewed by the FDA to ensure that the device is safe and effective. In certain instances, the sponsor may elect a modular PMA, where certain sections are submitted for approval by the FDA in advance of the clinical data. . Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA. With the recent reduction in workforce that has taken place within the federal government, including at the FDA, we may experience longer review periods from the FDA for any applicable regulatory approvals. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA generally will conduct a pre-approval inspection of the applicant or its third-party manufacturers’ manufacturing facility or facilities to ensure compliance with the QSR. The FDA will generally approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s).

The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval, or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the PMA approval. Certain changes to an approved device, such as changes in manufacturing facilities, methods or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as much clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness. The enVVe System will require PMA approval before it can be market and sold in the U.S.

Clinical Trials in Support of PMA

Clinical trials are almost always required to support a PMA submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the IDE regulations, which govern investigational device labeling, prohibit promotion of the investigational device and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A Class III medical device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. The enVVe System will require IDE approval before human testing in the United States.

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

Intellectual Property

We possess an extensive proprietary processing and manufacturing methodology specifically applicable to the design, processing, manufacturing and sterilization of biologic devices. This includes FDA compliant quality control and assurance programs, proprietary tissue processing technologies demonstrated to eliminate recipient immune responses, trusted relationship with abattoir suppliers, and a combination of tissue preservation and gamma irradiation that enhances device functions and guarantees sterility. We have filed numerous patent applications for the VenoValve and enVVe System with the U.S. Patent and Trademark Office (“USPTO”) and throughout the world. We currently have forty-two (42) patents granted from agencies around the world including nine (9) from the USPTO.

Employees

As of March 24, 2026, we had thirty-three (33) full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

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

●	We have incurred significant losses since our inception, expect to incur significant losses in the future and may never achieve or sustain profitability;
●	Our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;
●	We depend entirely on the successful and timely regulatory approval and commercialization of our current, and any future, product candidates which, similar to the VenoValve, may not receive regulatory approval or, if our current or future product candidates do receive regulatory approval, we may not be able to successfully commercialize them;
●	The success of our current or future products, if approved, will be determined based on whether surgeons and patients in our target markets accept them;
●	Failure to scale up the manufacturing process of our current or future product candidates in a timely manner, or at all;
●	Our ability to retain and recruit key personnel, including the development of a sales and marketing infrastructure;
●	Reliance on third party suppliers for certain components of our product candidates;
●	If we successfully develop product candidates, our ability to commercialize and distribute our product candidates in the United States and internationally, depends on our ability to demonstrate the efficacy and financial viability of our products to doctors, hospitals, insurance companies, and other stakeholders;
●	Changes in external competitive market factors;
●	Uncertainties in generating sustained revenue or achieving profitability;
●	Unanticipated working capital or other cash requirements;
●	Changes in FDA regulations, including testing procedures, for medical devices and related promotional and marketing activities;
●	Our ability to obtain and maintain intellectual property protection;
●	Product liability lawsuits against us could cause us to incur substantial liabilities, limit sales of our existing product candidates and limit commercialization of any products that we may develop;
●	Our ability to maintain the listing of our securities on the Nasdaq Capital Market; and
●	Changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the medical device industry.

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

We currently depend entirely on the successful and timely regulatory approval and commercialization of our current product candidate, and any future product candidates, which may not receive regulatory approval or, if any of our product candidates do receive regulatory approval, we may not be able to successfully commercialize them.

We currently have one product candidate, the enVVe System, and our business presently depends entirely on our success with this product candidate. In order for our product candidate to succeed it needs to be approved by regulatory authorities, which may never happen. Our product candidate is based on technologies that have not been used previously in the manner we propose. Market acceptance of our product candidates will largely depend on our ability to demonstrate their relative safety, efficacy, cost-effectiveness and ease of use. We may not be able to successfully develop and commercialize our product candidate. If we fail to do so, we will not be able to generate substantial revenues, if any.

We are subject to rigorous and extensive regulation by the FDA in the United States and by comparable agencies in other jurisdictions, including the European Medicines Agency, or EMA, in the European Union, or EU. Our product candidate is currently in development, and we have not received FDA approval for it. Our product candidate may not be marketed in the United States until they have been approved by the FDA and may not be marketed in other jurisdictions until they have received approval from the appropriate foreign regulatory agencies. A product candidate requires significant research, development, pre-clinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. For example, on August 19, 2025, the Company received a not-approvable letter from the FDA in response to its PMA application for the VenoValve. While the enVVe System is different than the VenoValve in that it is a non-surgical, transcatheter based replacement venous valve, the enVVe System may also not receive FDA approval.

Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our product candidates on a timely basis, or at all. The number, size, design and focus of pre-clinical and clinical trials that will be required for approval by the FDA, the EMA or any other foreign regulatory agency varies depending on the device, the disease or condition that the product candidates are designed to address and the regulations applicable to particular products. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA and other foreign regulatory agencies can delay, limit or deny approval of a product for many reasons, including, but not limited to:

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

For example, with respect to the VenoValve, the FDA indicated that the favorable rVCSS data generated by the study to show clinical improvement, together with the improvements in pain scores and venous specific quality of life indicators was not sufficient on its own to determine favorability of the benefit risk profile for the VenoValve. The FDA also referenced the use of a hemodynamic measurement that correlates with patient improvement, concerns about bias and the possibility that clinical improvement occurred as a result of the patients being enrolled in a study and safety concerns attributed to the VenoValve open surgical procedure, and that required re-hospitalizations.

If our current and future product candidates are not approved at all or quickly enough to provide net revenues to defray our operating expenses, our business, financial condition, operating results and prospects could be harmed.

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

If we successfully develop product candidates, which at this time will likely take several years at a minimum, we will have to demonstrate the efficacy and financial viability of our products to doctors, hospitals, insurance companies, and other stakeholders.

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

In the United States, in order for surgeons to use our product candidates, the hospital facilities where these surgeons treat patients will typically require that the product candidates receive approval from the facility’s value analysis committee (“VAC”). VACs typically review the comparative effectiveness and cost of medical devices used in the facility. The makeup and evaluation processes for VACs vary considerably, and it can be a lengthy, costly and time-consuming effort to obtain approval by the relevant VAC. For example, even if we have an agreement with a hospital system for the purchase of a product, in most cases, they must obtain VAC approval by each hospital within the system to sell at that particular hospital. Additionally, hospitals typically require separate VAC approval for each specialty in which a product is used, which may result in multiple VAC approval processes within the same hospital even if such product has already been approved for use by a different specialty group. VAC approval is often needed for each different product to be used by the surgeons in that specialty. In addition, hospital facilities and group purchasing organizations, or GPOs, which manage purchasing for multiple facilities, may also require us to enter into a purchasing agreement and satisfy numerous elements of their administrative procurement process, which can also be a lengthy, costly and time-consuming effort. If we do not receive access to hospital facilities in a timely manner, or at all, via these VAC and purchasing contract processes, or otherwise, or if we are unable to secure contracts on commercially reasonable terms in a timely manner, or at all, our costs may increase, our sales may decrease and our operating results may be harmed.

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

Developing new product candidates is expensive and time-consuming. Even if we are successful in developing additional product candidates, the success of any new product candidates or enhancements to existing product candidates will depend on several factors, including our ability to:

●	properly identify and anticipate surgeon and patient needs;
●	develop and introduce new product candidates or enhancements in a timely manner;

●	develop an effective and dedicated sales and marketing team;
●	avoid infringing upon the intellectual property rights of others;
●	demonstrate, if required, the safety and efficacy of new product candidates with data from pre-clinical studies and clinical trials;
●	obtain the necessary regulatory clearances or approvals for new product candidates or enhancements;
●	be fully FDA-compliant with marketing of new product candidates or modified product candidates;
●	provide adequate training to potential users of our product candidates; and
●	receive adequate coverage and reimbursement for procedures performed with our product candidates.

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

The Company has incurred significant operating losses which have generated net operating loss carry-forwards for both federal and state purposes. Other than federal NOL carryforwards generated after 2017, our NOL carryforwards will expire if not used over the next four years. Our ability to realize the benefits of these NOL carryforwards will depend on our ability to generate income.

Further, our ability to realize the benefits of NOL carryforwards are limited because of ownership changes. In general, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a rolling three (3) year period) may be subject to limitations on its ability to utilize its NOLs and certain credit carryforwards to offset future taxable income and taxes. We have analyzed the tax impacts of ownership changes that occurred in 2018, 2021, 2023, 2024, and in 2025. While those ownership changes may have resulted in limits to the amount of NOLs that can be used in a given year, these are all post 2017 NOLs and are carried forward indefinitely.

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

The Company received a not-approvable letter from the FDA.

On August 19, 2025, the Company received a not-approvable letter from the FDA in response to its PMA application for the VenoValve. The letter indicated that the FDA completed its review of the VenoValve PMA application and determined that it is unable to approve the PMA for the VenoValve in its current form. In particular, the FDA indicated that the favorable rVCSS data generated by the study to show clinical improvement, together with the improvements in pain scores and venous specific quality of life indicators was not sufficient on its own to determine favorability of the benefit risk profile for the VenoValve. Without a specific hemodynamic measurement that correlates with patient improvement, the FDA raised concerns about bias and the possibility that clinical improvement occurred as a result of the patients being enrolled in a study. The FDA also focused on safety concerns which were attributed to the VenoValve open surgical procedure, and that required re-hospitalizations.

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

On November 13, 2025, the Company received an unfavorable decision from the FDA in response to its supervisory appeal of the not-approvable letter. The supervisory appeal upheld the review staff decision in the not-approvable letter that the VenoValve did not meet the standard of reasonable assurance of safety and effectiveness.

In light of receiving a not-approvable letter from the FDA and an unfavorable decision from the FDA in response to its supervisory appeal of the not-approvable letter, there can be no assurances that the Company will ever get regulatory approval for the VenoValve or for the enVVe System.

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

In the United States, our product candidates are regulated as medical devices. Before our medical device product candidates may be marketed in the United States, we must submit, and the FDA must approve a PMA application. For the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. In addition, modifications to products that are approved through a PMA application generally require FDA approval. The time required to obtain approval, clearance or license by the FDA to market a new therapy is unpredictable but typically takes years and depends upon many factors, including the substantial discretion of the FDA, especially after the Company received a not-approvable letter from the FDA related to the VenoValve. This timeline may be further extended as a result of the recent reduction in workforce that has taken place within the federal government, including at the FDA.

Our product candidates could fail to receive regulatory approval, clearance or license for many reasons, including the following:

●	the FDA may disagree with the design or implementation of our clinical trials or study endpoints;
●	we may be unable to demonstrate to the satisfaction of the FDA that our product candidates are safe and effective for their proposed indications or that our product candidates provide significant clinical benefits;
●	the results of our clinical trials may not meet the level of statistical significance required by the FDA for approval, clearance or license or may not support approval of a label that could command a price sufficient for us to be profitable;
●	the FDA may disagree with our interpretation of data from pre-clinical studies or clinical trials;
●	the opportunity for bias in the clinical trials as a result of the open-label design may not be adequately handled and may cause our trial to fail;
●	our product candidates may be subject to an FDA advisory committee review, which may be requested at the sole discretion of the FDA, and which may result in unexpected delays or hurdles to approval;
●	the FDA may determine that the manufacturing processes at our facilities or facilities of third-party manufacturers with which we contract for clinical and commercial supplies are inadequate;

●	the FDA may determine we cannot continue our clinical trials due to adverse patient reactions including patient deaths for reasons unrelated to our products; and
●	the approval, clearance or license policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.

For example, with respect to the VenoValve, the FDA indicated that the favorable rVCSS data generated by the study to show clinical improvement, together with the improvements in pain scores and venous specific quality of life indicators was not sufficient on its own to determine favorability of the benefit risk profile for the VenoValve. The FDA also referenced the use of a hemodynamic measurement that correlates with patient improvement, concerns about bias and the possibility that clinical improvement occurred as a result of the patients being enrolled in a study and safety concerns attributed to the VenoValve open surgical procedure, and that required re-hospitalizations.

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

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013. The 2% reduction in Medicare payments to providers, originally triggered by the Budget Control Act of 2011, has been extended multiple times. Most recently, the Consolidated Appropriations Act, 2023 extended this 2% sequester through fiscal year 2032. On January 2, 2013, the American Taxpayer Relief Act of 2012, or the ATRA, was signed into law which further reduced Medicare payments to certain providers, including hospitals.

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

We have filed patent applications for our products and related intellectual property with the U.S. Patent and Trademark Office and in other jurisdictions. As of the December 31, 2025, we have been granted forty-two (42) patents including nine (9) in the United States and have another twenty-one (21) applications in various stages of review including six (6) in the United States.

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

The medical device industry is characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many medical device companies with substantially greater resources than us have employed intellectual property litigation as a way to gain a competitive advantage. We may become involved in litigation, oppositions, reexamination, protest or other potentially adverse intellectual property proceedings as a result of alleged infringement by us of the rights of others or as a result of priority of invention disputes with third parties, either in the United States or internationally. We may also become a party to patent infringement claims and litigation declared by the USPTO to determine the priority of inventions. Third parties may also challenge the validity of any of our issued patents and we may initiate proceedings to enforce our patent rights and prevent others from infringing on our intellectual property rights. Any claims relating to the infringement of third-party proprietary rights or proprietary determinations, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, diversion of our management’s attention and resources, or entrance into royalty or license agreements that are not advantageous to us. In any of these circumstances, we may need to spend significant amounts of money, time and effort defending our position. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

The trading price of our securities has been and is likely to continue to be volatile and could be subject to wide fluctuations in response to a variety of factors, which include:

●	whether we achieve our anticipated corporate objectives;
●	actual or anticipated fluctuations in our financial condition and operating results;
●	changes in financial or operational estimates or projections;
●	the development status of our product candidates and when our product candidates receive regulatory approval if at all (for example, receiving a not-approvable letter from the FDA related to any product candidate);
●	our execution of our sales and marketing, manufacturing and other aspects of our business plan;

●	performance of third parties on whom we rely to manufacture our product candidate components and product candidates, including their ability to comply with regulatory requirements;
●	the results of our pre-clinical studies and clinical trials;
●	results of operations that vary from those of our competitors and the expectations of securities analysts and investors;
●	our announcement of significant contracts, acquisitions or capital commitments;
●	announcements by our competitors of competing products or other initiatives;
●	announcements by third parties of significant claims or proceedings against us;
●	regulatory and reimbursement developments in the United States and internationally;
●	future sales of our common stock to meet our business requirements;
●	product liability claims;
●	healthcare reform measures in the United States and elsewhere;
●	receiving a deficiency notice from Nasdaq;
●	additions or departures of key personnel; and
●	general economic or political conditions in the United States or elsewhere.

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

As of March 24, 2026, we have issued and outstanding options to purchase 181,996 shares of our common stock with a weighted average exercise price of $220.41 and warrants to purchase 177,921 shares of our common stock with a weighted average exercise price of $278.26. Further, we have 38,154 shares available for issuance under our Amended and Restated 2016 Omnibus Incentive Plan.

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

As of December 31, 2025, we lease a 14,507 square foot manufacturing facility in Irvine, California under a lease that expires on September 30, 2027. Our facility is designed expressly for the manufacture of biologic vascular grafts and is equipped for research and development, prototype fabrication, cGMP manufacturing and shipping for Class III medical devices, including biologic cardiovascular devices. We believe that our facilities are sufficient for the near future as there is present capacity to manufacture up to approximately 20,000 venous valves per year to meet potential market demands.

ITEM 3.	Legal Proceedings

None.

ITEM 4.	Mine and Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on Nasdaq under the symbol “NVNO.”

Holders of Record

On March 24, 2026, the closing price per share of our common stock was $10.66 on The Nasdaq Capital Market. We had approximately 38 stockholders of record as of March 24, 2026. On March 24, 2026, there were 655,521 shares of our common stock issued. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in “street name”.

Securities Authorized for Issuance under Equity Compensation Plan

The following information is as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of granted restricted stock unit awards outstanding	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	186,472	$220.76	-	33,678
Equity compensation plans not approved by security holders	-	-	-	-
	186,472	$220.76	-	33,678

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities by Our Company

None.

ITEM 6.	Reserved

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

enVVeno Medical Corporation is a medical device company focused on the advancement of innovative bioprosthetic (tissue-based) solutions to improve the standard of care for the treatment of venous disease. Chronic Venous Disease (“CVD”) is the world’s most prevalent chronic disease, impacting approximately 70% of the adult population of the U.S. Chronic Venous Insufficiency (“CVI”), is a large subset of CVD, which most often occurs when valves inside of the veins of the leg become damaged, resulting in the backwards flow of blood (reflux), blood pooling in the lower leg, increased pressure in the veins of the leg (venous hypertension) and in severe cases, venous ulcers that are difficult to heal. The Company is developing a replacement venous valve for patients suffering from severe CVI of the deep venous system of the leg.

The Company first developed the VenoValve®, which was a first-in-class surgical replacement venous valve. On August 19, 2025, the Company received a not-approvable letter from the U.S. Food and Drug Administration (“FDA”) in response to its PMA application for the VenoValve. The Company is now focused on its next-generation, non-surgical venous valve product, called the enVVe® system. The enVVe System consists of the enVVe Valve, enVVe Delivery System, enVVe Nose Cone, the enVVe Delivery System Accessories, and the enVVe Crimping System. The enVVe Valve is a first-in-class, non-surgical, transcatheter based replacement venous valve being developed for the treatment of severe CVI. The enVVe Valve is designed to act as a one-way valve, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs. The Company has completed pre-clinical testing on the enVVe System and has begun discussions with the FDA regarding the enVVe pivotal trial.

enVVe is being developed for approval by the FDA. We cannot provide any assurance that either enVVe will receive approval from the FDA (see the section entitled “Risk Factors” in this Annual Report on Form 10-K). There are currently no devices approved as surgical or non-surgical replacement venous valves, and there are currently no effective treatments for deep venous CVI caused by incompetent valves.

The Company has completed pre-clinical testing on the enVVe System and has begun discussions with the FDA regarding the enVVe pivotal trial, which it expects to begin in 2026.

We develop and manufacture our products in connection with our clinical trials in a 14,507 sq. ft. leased manufacturing facility in Irvine, California, which has been ISO 13485-2016 certified for the design, development and manufacturing of tissue based implantable medical devices.

Recent Developments

2026 Reverse Stock Split

At the annual meeting of the Company’s stockholders held on December 11, 2025 (the “2025 Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse stock split of our common stock, at a ratio between one-for-five (1:5) and one-for-thirty-five (1:35).

On January 2, 2026, the Company’s board of directors approved a one-for-thirty-five (1:35) reverse stock split of the outstanding shares of our common stock (the “Reverse Stock Split”). On January 16, 2026, the Company filed an amendment to the amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, which became effective on January 20, 2026. The amendment did not change the number of authorized shares of our common stock.

Except as the context otherwise requires, all common stock share numbers, share price amounts (including exercise prices, conversion prices, and closing market prices) and shares issued upon the exercise of warrants contained in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.

Results of Operations

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

Overview

We reported net losses of $19.5 million and $21.8 million for the years ended December 31, 2025 and 2024, respectively, representing a decrease in net loss of $2.3 million or 11%, resulting from, as described in further detail below, a decrease in operating expenses of $2.9 million, and a decrease in other income of $0.6 million.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our lead product candidate after receiving FDA approval, if ever.

Research and Development Expenses

For the year ended December 31, 2025, research and development expenses decreased by $2.2 million or 19%, to $10.0 million from $12.2 million for the year ended December 31, 2024. The decrease primarily resulted from $2.4 million in lower costs related to the VenoValve study as the amount of follow-up for each participant decreases over time, partially offset by $0.2 million in higher compensation costs from additional personnel. We expect a moderate overall increase in expenses from current levels as costs related to the VenoValve pivotal study continue and costs related to the enVVe pivotal study would begin if IDE approval from the FDA is received.

Selling, General and Administrative Expenses

For the year ended December 31, 2025, selling, general and administrative expenses decreased by $0.7 million or 6%, to $10.9 million from $11.6 million for the year ended December 31, 2024. This decrease is primarily driven by $1.1 million in non-recurring legal costs incurred during the year ended December 31, 2024 and $0.7 million from the net effect of lower stock-based compensation cost incurred as option grants are issued and vest. These decreases were partially offset by a $0.3 million non-recurring severance expense recorded in 2025, $0.4 million related to higher compensation costs from additional personnel, and a net $0.4 million increase related to various other expenses.

Other Income

For the year ended December 31, 2025, other income decreased $0.6 million to $1.4 million from $2.0 million for the year ended December 31, 2024 as a result of the Company holding less U.S. Treasury securities in 2025 than 2024. Other income in both periods reflects net realized gains, interest, and unrealized losses from our program to invest excess cash in U.S. Treasury securities.

Liquidity and Capital Resources

For the year ended December 31, 2025, the Company incurred losses from operations of $20.9 million and used $15.6 million cash in operating activities. The net cash used in operating activities during 2025 decreased by $1.2 million from $16.8 million for the year ended December 31, 2024, primarily due to the decrease in research and development expenses from 2024 to 2025. Our cash balance as of December 31, 2025, is $3.1 million. In addition, we have $25.1 million in investments, for total cash and investments of $28.2 million.

The operating losses and the uses of cash are primarily due to the Company’s product research and development and administrative activities. Administrative functions relate to costs to support the Company’s public reporting and investor relations activities as well as internal administrative functions. Research and development activities were for product development and clinical trials for the VenoValve and for the enVVe System. The Company will continue to incur these costs to complete its clinical trials for the VenoValve and the enVVe System, enhance products, develop new products, and operate as a public company for the foreseeable future as we seek to obtain regulatory approval for our studies and product candidates.

We do not currently have material commitments for capital expenditures or other expenditures with the exception of our facility lease commitment of $0.4 million per year. We expect a nominal increase in purchases of property and equipment and in facility lease costs as we commence TAVVE.

Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials and related product development costs and our ability to successfully bring products to market. We anticipate that our cash burn rate may increase from current levels of approximately $4 million per quarter to between $4 million and $5 million per quarter in 2026. Even after considering this increase, we should have sufficient cash to fund operations through mid-2027.

We have historically funded our operations through financing activities such as the capital raises. We will need to raise additional capital in the future. Any inability to raise additional financing would have a material adverse effect on us.

Based upon our cash and working capital as of December 31, 2025, we have sufficient capital resources to meet our obligations as they become due within at least one year after the date of this Annual Report and sustain operations.

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

Evaluation of Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2025, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter or year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 has not been audited by our auditors, CBIZ CPAs P.C.

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

Name	Age	Position(s) Held	Year of Service Commencement
Robert A. Berman	63	Director, Chief Executive Officer	2018
Jennifer Bright	55	Chief Financial Officer	2025
Dr. Francis Duhay	65	Director	2018
Dr. Sanjay Shrivastava	58	Director	2018
Matthew M. Jenusaitis	64	Director	2019
Robert C. Gray	78	Director	2019
Marc H. Glickman, M.D.	76	Senior Vice President and Chief Medical Officer	2016
Hamed Alavi	42	Senior Vice President & Chief Technology Officer	2020

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

Jennifer Bright has served as our Chief Financial Officer since May 2025. Ms. Bright is a certified public accountant with more than 25 years of professional accounting and finance experience. Ms. Bright was the Chief Financial Officer of BIOLASE, Inc., until November 2024 when the company sold substantially all assets to MegaGen Implant Co., LTD. From June 2020 to December 2020, she was consulting as Interim Director of Accounting at Spectrum Pharmaceuticals and was the Corporate Controller at Kellermeyer Bergensons Services from November 2018 to April 2020. Previously, Ms. Bright held senior accounting director and controller positions at Advantage Solutions, Inc., Crunch Holdings, LLC, Apria Healthcare Group, Inc., and Richmond American Homes, and was a Supervising Senior Auditor at the accounting firm of PricewaterhouseCoopers LLP. Ms. Bright holds a B.A. degree in Business Administration from the University of Washington.

Dr. Francis Duhay has served as member of our board of directors since October 2018. He is an accomplished heart surgeon, entrepreneur, and corporate executive. Board certified in general (UCSF) and cardiothoracic surgery (Duke), his seminal work in minimally invasive cardiac surgery led to 32 patents for surgical devices used in thousands of heart operations. Dr Duhay left clinical practice for industry in 2008, where he served as Vice President and General Manager of the nascent transcatheter heart valve therapy program (Ascendra) at Edwards Lifesciences (“Edwards”), the world’s leading manufacturer of bioprosthetic heart valves. With European CE Mark, he oversaw growth in sales of transcatheter heart valves from $3M to over $250M within the first four years of commercial launch. Promoted to Vice President of Global Medical & Clinical Affairs, he led planning and execution of four U.S. FDA pivotal clinical trials. He was eventually promoted to Chief Medical Officer, where, in addition to overseeing Global Medical & Clinical Affairs, he supported other areas within Edwards including Health Economics & Reimbursement in its successful application for a procedure code, payment, and coverage of transcatheter aortic valve replacement (TAVR), and Regulatory Affairs, as an industry representative and clinical expert on the ISO 5840:2014 and 5910:2018 cardiac valve working groups. After departing Edwards, he co-founded and led Koa Accel, a major medical device accelerator in the Orange County, CA, ecosystem. This bore three medical device startups – Makani Science (selected into the 2021 cohort of the prestigious Y-Combinator), Kino Discovery (selected into the 2021 cohort of MedTech Innovator), and Kahala Biosciences. Most recently, Dr Duhay served as Senior Vice President of Global Medical & Clinical Affairs for Olympus Corporation, the world’s leading manufacturer of colonoscopes, duodenoscopes, bronchoscopes, and cystoscopes. We believe that Dr. Duhay is qualified to serve as a member of our board of directors because he is a trained cardiac and thoracic surgeon and former Chief Medical Officer at Edwards Life Sciences.

Dr. Sanjay Shrivastava has served as a member of our board of directors since October 2018. He has been involved in developing, commercializing, evaluating, and acquiring medical devices for more than 24 years, including serving in leadership positions in research and development, business development, and marketing at J&J, BTG, plc, Medtronic, Abbott Vascular, and Edwards Life Sciences. He is presently serving as the chief executive officer at Innova Vascular, Inc., an early commercial stage medical device company engaged in peripheral venous thrombectomy space. Prior to this, he co-founded BlackSwan Vascular, Inc., where he served on its board of directors and led a strategic alliance including the acquisition deal with Sirtex Medical. Sirtex Medical’s parent company acquired BlackSwan Vascular, Inc. in 2023. Dr. Shrivastava worked on several acquisition and investment deals during his roles as a senior director, business development at J&J and a vice president, upstream marketing and strategy at BTG, plc, which had an annual revenue of about $800 million and is now part of Boston Scientific Corporation through an acquisition. At Medtronic, Dr. Shrivastava was the Director of Global Marketing for the Cardiac and Vascular Group where he helped build the embolization business, from its initiation to a substantial revenue with a very high CAGR over a period of six (6) years. Dr. Shrivastava was part of the peripheral vascular business at Abbott Vascular and worked on trans-catheter heart valve repair and replacement products at Edwards Life Sciences. Dr. Shrivastava received his Bachelor of Engineering degree at the Indian Institute of Technology and a doctorate degree in materials science and engineering from the University of Florida. We believe that Dr. Shrivastava is qualified to serve as a member of our board of directors because of having served in Chief Executive Officer and board of director positions at several medical device start-ups, and leadership positions in research and development, business development, and marketing at Innova Vascular, Inc., BTG, Medtronic, Abbott Vascular, and Edwards Life Sciences.

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

Robert C. Gray has served as a member of our board of directors since September 2019. He had a twenty (20) year career at Highmark, Inc., one of America’s largest health insurance organizations, which serves over 20 million subscribers, and includes Highmark Blue Cross Blue Shield Pennsylvania, Highmark Blue Cross Blue Shield Delaware, and Highmark Blue Cross Blue Shield West Virginia, which he retired from in 2008. While at Highmark, Mr. Gray helped increase revenues to $12.3 billion from $6.9 billion, and helped generate an operating gain of $375 million from an operating loss of $91 million. In addition to being the board chairman, Chief Executive Officer, and President of several of Highmark’s subsidiaries and affiliated companies, Mr. Gray was the Chief Financial Officer of Highmark’s parent company and was the primary contact to Highmark’s board of directors for Highmark’s audit, investment and compensation (incentive plans) committees. His many responsibilities at Highmark included rate setting and reimbursement negotiations. Following Highmark, Mr. Gray co-founded U.S. Holdings LLC (U.S. Implants LLC.), a national distributor of orthopedic implants, and has served as Vice President since 2009. Since 2011, Mr. Gray has also been self-employed as a strategy and financial consultant. Mr. Gray also currently serves as Chairman and President of Metropolitan Woodworks, Inc., a manufacturer of custom kitchen cabinetry based in North Carolina. Mr. Gray engaged in Postgraduate Studies at the University of North Carolina–Chapel Hill and has an undergraduate degree from Bucknell University. We believe that Mr. Gray is qualified to serve as a member of our board of directors because of his financial and medical reimbursement expertise having served as the Chief Financial Officer at Highmark, Inc., one of America’s largest health insurance organizations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2025.

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

Our amended and restated certificate of incorporation divides our board of directors into three classes, with staggered three (3) year terms, as follows:

Class I Directors (serving until the 2027 Annual Meeting of Stockholders, or until their earlier death, disability, resignation or removal):

Dr. Francis Duhay* and Dr. Sanjay Shrivastava*

Class II Directors (serving until the 2028 Annual Meeting of Stockholders, or until their earlier death, disability, resignation or removal):

Matthew M. Jenusaitis* and Robert A. Berman

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

Meetings of the Board and Stockholders

Our board of directors met in person and telephonically six (6) times during 2025 and also acted by unanimous written consent. There were four (4) Audit Committee meetings and two (2) Compensation Committee meetings held in 2025. All of the members of our board of directors were present during at least 75% of the board of director meetings and all of the members of the respective committees of the board of directors were present during at least 75% of such committee meetings held other than Dr. Shrivastava who was present for 50% of the Audit Committee meetings. Our board of directors had 100% attendance for the Annual Meeting that was held on December 11, 2025. It is our policy that all directors must attend all stockholder meetings, barring extenuating circumstances.

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

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees. The policy is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2025 and 2024. Individuals we refer to as our “named executive officers” include our current Chief Executive Officer, our current Chief Financial Officer and our other most highly compensated executive officer whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2025.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)		Other Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Robert A. Berman	2025	525,000		-	-		-		58,762	(5)	583,762
Chief Executive Officer	2024	500,000		232,500	400,513	(1)	-		28,119	(6)	1,161,132
Jennifer Bright,	2025	173,000	(14)	-	972,743	(2)	-		26,834	(7)	1,172,577
Chief Financial Officer	2024	-		-	-		-		-		-
Craig Glynn,	2025	146,000	(15)	-	-		-		8,232	(8)	154,232
Former Chief Financial Officer	2024	250,000		38,750	-		-		13,476	(9)	302,226
Marc H. Glickman, M.D.	2025	385,875		-	-		-		46,526	(10)	432,401
Chief Medical Officer and Senior Vice President	2024	367,500		56,963	150,192	(3)	-		51,918	(11)	626,573
Dr. Hamed Alavi	2025	315,000		-	-		-		27,197	(12)	342,197
Senior Vice President & Chief Technology Officer	2024	300,000		46,500	150,192	(4)	-		25,203	(13)	521,895

(1)	Represents the grant date fair value of 5,714 stock options granted on December 18, 2024, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three (3) year period.

(2)	Represents the grant date fair value of 10,000 stock options granted on May 19, 2025, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three (3) year period with a one (1) year cliff.

(3)	Represents the grant date fair value of 2,142 stock options granted on December 18, 2024, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three (3) year period.

(4)	Represents the grant date fair value of 2,142 stock options granted on December 18, 2024, computed in accordance with FASB ASC Topic 718. The options vest quarterly over a three (3) year period.

(5)	Includes company paid healthcare of $38,104, 401(k) match of $17,094 and employer paid life insurance policy premium of $3,564.

(6)	Includes company paid healthcare of $9,679 and 401(k) match of $18,440.

(7)	Includes company paid healthcare of $22,457, 401(k) match of $3,708 and employer paid life insurance policy premium of $669.

(8)	Includes company paid healthcare of $777, 401(k) match of $5,673 and employer paid life insurance policy premium of $1,782.

(9)	Includes company paid healthcare of $1,360 and 401(k) match of $12,116.

(10)	Includes company paid healthcare of $26,734, 401(k) match of $14,848 and employer paid life insurance policy premium of $4,944.

(11)	Includes company paid healthcare of $34,406 and 401(k) match of $17,512.

(12)	Includes company paid healthcare of $13,371, 401(k) match of $13,286 and employer paid life insurance policy premium of $540.

(13)	Includes company paid healthcare of $10,665 and 401(k) match of $14,538.

(14)	On May 19, 2025, Ms. Bright was appointed as Chief Financial Officer.

(15)	Excludes severance of $136,298 and $20,192 of accrued vacation. On May 19, 2025, Mr. Glynn resigned as Chief Financial Officer of the Company.

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

Robert A. Berman

On March 30, 2018, we entered into an employment agreement with Robert A. Berman, our current Chief Executive Officer and director. Pursuant to the terms of his employment agreement, Mr. Berman’s base salary was initially $400,000, subject to annual review and adjustment at the discretion of our compensation committee. In November 2021 the board of directors increased Mr. Berman’s base salary to $450,000 for 2022 and $500,000 commencing in 2023. In December 2024, the board of directors increased Mr. Berman’s base salary to $525,000. Mr. Berman also participates in an annual discretionary bonus pool where he is eligible for a bonus of up to 60% of his base salary. The bonus amount actually paid, if any, is subject to the achievement of key performance indicators established each year by our compensation committee. Mr. Berman may also receive additional discretionary bonuses as determined by our compensation committee. Mr. Berman’s employment agreement may be terminated at any time with or without cause and with or without notice or for good reason thereunder.

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

In connection with his employment, Mr. Berman received an initial equity grant of an option to purchase 1,234 shares for $350.00 per share, with 246 vesting on the date of his employment agreement, March 30, 2018, and the remaining 80% vested ratably on a monthly basis over the following 24 months. In July 2020, the board of directors approved an option grant to Mr. Berman to purchase 1,142 shares of common stock at an exercise price of $350.00 per share. The stock options vested ratably on a monthly basis over the following three (3) years. In February 2021, the board of directors approved an option grant to Mr. Berman to purchase 23,942 shares of common stock at an exercise price of $287.00 per share (the closing price of the Company’s common stock on February 18, 2021). The stock options vested in equal quarterly installments over a two (2) year period. In November 2021, the board of directors approved an option grant to Mr. Berman to purchase 9,993 shares of common stock at an exercise price of $234.50 per share (the closing price of the Company’s common stock on November 30, 2021). The stock options vested in equal quarterly installments over a three (3) year period. Also in November 2021, the board of directors granted Mr. Berman 5,714 restricted stock units. The restricted stock units were initially subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve. On December 5, 2023, the Board removed the first vesting condition and conditioned vesting of all 5,714 of the restricted stock units on the Pre-Market Approval of the VenoValve. In December 2025, the vesting conditions were not achieved, and the restricted stock units were cancelled. In December 2023, the board of directors approved an option grant to Mr. Berman to purchase 8,571 shares of common stock at an exercise price of $125.65 per share (the closing price of the Company’s common stock on December 4, 2023). The stock options vest in equal quarterly installments over a three (3) year period. In December 2024, the board of directors approved an option grant to Mr. Berman to purchase 5,714 shares of common stock at an exercise price of $89.95 per share (the closing price of the Company’s common stock on December 18, 2024). The stock options vest in equal quarterly installments over a three (3) year period. Additionally, the board of directors paid Mr. Berman a cash bonus of $232,500 for 2024.

Jennifer Bright

On May 19, 2025, the Company entered into an employment agreement with Ms. Bright. Pursuant to the employment agreement, Ms. Bright’s base salary was $300,000, subject to annual review and adjustment at the discretion of our board of directors also participates in an annual year-end discretionary bonus pool where she is eligible for a bonus of up to forty percent (40%) of her annual salary. Ms. Bright was initially awarded 10,000 stock options pursuant to the 2016 Plan at an exercise price of $126.70 per share. Such stock options will vest quarterly over a three (3) year period with a one (1) year cliff, subject to Ms. Bright’s continued employment through each such vesting date. The Employment Agreement further provides that Ms. Bright is entitled to participate in any employee benefit plans that the Company has adopted or may adopt.

Pursuant to the terms of the employment agreement, Ms. Bright’s employment is terminable due to Ms. Bright’s disability or death, for “Cause” (as defined in the employment agreement) or without “Cause” by the Company, and for “Good Reason” (as defined in the employment agreement) or voluntarily by Ms. Bright. In the event of Ms. Bright’s death or disability, or termination for “Cause” by the Company or without “Good Reason” by Ms. Bright, Ms. Bright (or her estate) is entitled to receive any unpaid base salary through the termination date, reimbursement for unreimbursed business expenses, accrued but unused vacation time in accordance with the Company’s policy and any other payments or benefits that Ms. Bright is entitled to in accordance with any Company benefit plans (collectively, the “Accrued Benefits”). Upon termination without “Cause” (other than by reason of death or disability) or resignation for “Good Reason,” Ms. Bright will be entitled to three months of severance for each year Ms. Bright is employed by the Company, up to a total of one year of severance, in addition to all Accrued Benefits. Any outstanding unvested securities owned by Ms. Bright on the termination date will vest (or terminate) in accordance with the terms of such grant.

Marc H. Glickman, M.D.

On July 22, 2016, we entered into an employment agreement with Marc H. Glickman, M.D., our Senior Vice President and Chief Medical Officer (the “Pre-existing Employment Agreement”). Pursuant to the terms of his Pre-existing Employment Agreement, Dr. Glickman’s base salary was $300,000, subject to annual review and adjustment at the discretion of our board of directors. In connection with his Pre-existing Employment Agreement, Dr. Glickman received an initial equity grant of an option to purchase up to 210 shares of our common stock with 20% of the shares vesting immediately and 80% vesting on a monthly basis over 24 months thereafter. The initial term of Dr. Glickman’s Pre-existing Employment Agreement ended on December 31, 2018 and was automatically extended for an additional three (3) year term.

On July 26, 2019, we entered into an employment agreement with Dr. Glickman (the “New Employment Agreement”) that supersedes the terms of the Pre-existing Employment Agreement. Pursuant to the terms of the New Employment Agreement, Dr. Glickman’s base salary is $350,000 per year, subject to annual review and adjustment at the discretion of the Board. In December 2022, the board of directors increased Dr. Glickman’s base salary to $367,500. In December 2024, the board of directors increased Dr. Glickman’s base salary to $385,875. Dr. Glickman also participates in an annual year-end discretionary bonus pool where he is eligible for a bonus of up to 20% of his base salary. The bonus amount actually paid, if any, is subject to the achievement of key performance indicators established each year by our compensation committee. Dr. Glickman may also receive additional discretionary bonuses as determined by our compensation committee.

In connection with entering into the New Employment Agreement, Dr. Glickman’s existing two hundred and ten (210) options (“Existing Options”) to purchase Company common stock at eight thousand seven hundred and fifty dollars ($8,750.00) per share until October 1, 2026, were repriced to one thousand seven hundred and fifty dollars ($1,750.00) per share. Additionally, in connection with his New Employment Agreement, Dr. Glickman was granted stock options for the right to purchase two hundred and five (205) common stock at a price equal to one thousand seven hundred and fifty dollars ($1,750.00) per share exercisable until July 26, 2029, which vested quarterly over a three (3) year period.

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

In July 2020, the board of directors approved an option grant to Dr. Glickman to purchase 1,142 shares of common stock at an exercise price of $350.00 per share. The stock options vested ratably on a monthly basis over the following three (3) years. In February 2021, the board of directors approved an option grant to Dr. Glickman to purchase 11,600 shares of common stock at an exercise price of $287.00 per share (the closing price of the Company’s common stock on February 18, 2021). The stock options vested in equal quarterly installments over a two (2) year period. In November 2021, the board of directors approved an option grant to Dr. Glickman to purchase 7,591 shares of common stock at an exercise price of $234.50 per share (the closing price of the Company’s common stock on November 30, 2021). The stock options vest in equal quarterly installments over a three (3) year period. Also in November 2021, the board of directors granted Dr. Glickman 2,857 restricted stock units. The restricted stock units were initially subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve. On December 5, 2023, the Board removed the first vesting condition and conditioned vesting of all 2,857 of the restricted stock units on the Pre-Market Approval of the VenoValve. In December 2025, the vesting conditions were not achieved, and the restricted stock units were cancelled. In December 2023, the board of directors approved an option grant to Dr. Glickman to purchase 2,857 shares of common stock at an exercise price of $125.65 per share (the closing price of the Company’s common stock on December 4, 2023). The stock options vest in equal quarterly installments over a three (3) year period. In December 2024, the board of directors approved an option grant to Dr. Glickman to purchase 2,142 shares of common stock at an exercise price of $89.95 per share (the closing price of the Company’s common stock on December 18, 2024). The stock options vest in equal quarterly installments over a three (3) year period. Additionally, the board of directors paid Dr. Glickman a cash bonus $56,963 for 2024.

Hamed Alavi

On July 29, 2020, we entered into an employment agreement with Dr. Hamed Alavi, our Senior Vice President and Chief Technology Officer (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Alavi’s base salary was $190,000, subject to annual review and adjustment at the discretion of our board of directors. Mr. Alavi also participates in an annual year-end discretionary bonus pool where he is eligible for a bonus of up to 20% of his base salary. The bonus amount actually paid, if any, is subject to the achievement of key performance indicators established each year by our compensation committee. Mr. Alavi may also receive additional discretionary bonuses as determined by our compensation committee. In November 2021 the board of directors increased Mr. Alavi’s base salary to $240,000 and, in November 2022, the board of directors increased Mr. Alavi’s annual base salary to $300,000. In December 2024, the board of directors increased Mr. Alavi’s base salary to $315,000. Additionally, the board of directors paid Mr. Alavi a cash bonus of $46,500 for 2024.

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

In July 2020, the board of directors approved an option grant to Mr. Alavi to purchase 228 shares of common stock at an exercise price of $350.00 per share. The stock options vested ratably on a monthly basis over the following three (3) years. In February 2021, the board of directors approved an option grant to Mr. Alavi to purchase 9,142 shares of common stock of the Company at an exercise price of $287.00 per share (the closing price of the Company’s common stock on February 18, 2021). The stock options vested in equal quarterly installments over a three (3) year period with a six (6) month cliff. In November 2021, the board of directors approved an option grant to Mr. Alavi to purchase 3,597 shares of common stock at an exercise price of $234.50 per share (the closing price of the Company’s common stock on November 30, 2021). The stock options vested in equal quarterly installments over a three (3) year period. Also in November 2021, the board of directors granted Mr. Alavi 1,428 restricted stock units. The restricted stock units were initially subject to milestone-based vesting as follows: (i) 50% upon SAVVE (Surgical Anti-reflux Venous Valve Endoprosthesis) endpoints being achieved, and (ii) 50% upon the Pre-Market Approval of the VenoValve. On December 5, 2023, the Board removed the first vesting condition and conditioned vesting of all 1,428 of the restricted stock units on the Pre-Market Approval of the VenoValve. In December 2025, the vesting conditions were not achieved, and the restricted stock units were cancelled. In November 2022, the board of directors approved an option grant to Mr. Alavi to purchase 2,857 shares of common stock at an exercise price of $234.50 per share. The stock options vested in equal quarterly installments over the following three (3) years. In December 2023, the board of directors approved an option grant to Mr. Alavi to purchase 2,857 shares of common stock at an exercise price of $125.65 per share (the closing price of the Company’s common stock on December 4, 2023). The stock options vest in equal quarterly installments over a three (3) year period. In December 2024, the board of directors approved an option grant to Mr. Alavi to purchase 2,142 shares of common stock at an exercise price of $89.95 per share (the closing price of the Company’s common stock on December 18, 2024). The stock options vest in equal quarterly installments over a three (3) year period.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by our named executive officers as of December 31, 2025.

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Robert A. Berman,	1,234	(1)	-		N/A	350.00	September 23, 2028
Chief Executive Officer	1,142	(2)	-			350.00	July 18, 2030
	23,942	(3)	-			287.00	February 18, 2031
	9,993	(4)	-			234.50	November 30, 2031
	5,714	(10)	2,857	(10)		125.65	December 2, 2033
	1,904	(11)	3,810	(11)		89.95	February 16, 2034

Marc H. Glickman, M.D.	210	(5)	-		N/A	1,750.00	July 25, 2029
Chief Medical Officer and	205	(5)	-		N/A	1,750.00	October 1, 2026
Senior Vice President	1,142	(2)	-		-	350.00	July 18, 2030
	11,600	(3)	-			287.00	February 18, 2031
	7,591	(4)	-			234.50	November 30, 2031
	1,904	(10)	953	(10)		125.65	December 2, 2033
	714	(11)	1,428	(11)		89.95	February 16, 2034

Jennifer Bright,	-		10,000	(12)	N/A	126.70	May 19, 2035
Chief Financial Officer (6)

Dr. Hamed Alavi	228	(7)	-		N/A	350.00	July 18, 2030
Senior Vice President and	9,142	(8)	-			287.00	February 18, 2031
Chief Technology Officer	3,597	(4)	-			234.50	November 30, 2031
	2,857	(9)	-			234.50	November 30, 2032
	1,666	(10)	953	(10)		125.65	December 2, 2033
	714	(11)	1,428	(11)		89.95	February 16, 2034

(1)	Options were granted on September 24, 2018, and vested 20% on the date of his Employment Agreement, March 30, 2018, and the remaining 80% vested ratably on a monthly basis over the twenty-four (24) months following the date of his Employment Agreement.
(2)	Options were granted on July 18, 2020 and vested ratably on a monthly basis over thirty-six (36) months.
(3)	Options were granted on February 18, 2021 and vested ratably on a quarterly basis over two (2) years.
(4)	Options were granted on November 30, 2021 and vested ratably on a quarterly basis over three (3) years.
(5)	On July 26, 2019, the Company entered a new employment agreement with Dr. Glickman that superseded the terms of his existing employment agreement. In connection with entering into the new employment agreement, Dr. Glickman’s existing 210 options that were granted on October 1, 2016 were repriced from $8,750.00 to $1,750.00 per share. Additionally, on July 26, 2019, Dr. Glickman was granted 205 options at $1,750.00 per share and vested quarterly over a three (3) year period.
(6)	Ms. Bright was appointed as Chief Financial Officer in May 2025.
(7)	Options were granted on July 18, 2020 and vested ratably on a quarterly basis over three (3) years.
(8)	Options were granted on February 18, 2021 and vested ratably on a quarterly basis over three (3) years.
(9)	Options were granted on November 30, 2022 and vested ratably on a quarterly basis over three (3) years.
(10)	Options were granted on December 5, 2023 and vest ratably on a quarterly basis over three (3) years.
(11)	Options were granted on December 18, 2024 and vest ratably on a quarterly basis over three (3) years.
(12)	Options were granted on May 19, 2025 and vest ratably on a quarterly basis over three (3) years, with a one (1) year cliff.

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

Share Reserve

We currently have reserved 220,150 shares of our common stock for issuance under the 2016 Plan, provided, however, if at any time the Company issues additional shares of Common Stock or securities that are convertible or exercisable into shares of Common Stock (other than pursuant to the Plan) then the number of shares authorized to be awarded under the Plan shall increase to an amount equal to no less than 20% of the issued and outstanding shares of common stock of the Company on a fully diluted basis. Such increase, if any, shall occur automatically upon each applicable issuance of securities by the Company. All shares available for issuance under the Plan may be granted as incentive stock options under Code Section 422. The shares of common stock issuable under the 2016 Plan will consist of authorized and unissued shares, treasury shares or shares purchased on the open market or otherwise, all as determined by our company from time to time.

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

Amendment and Termination of the 2016 Plan

Unless earlier terminated by our board of directors, the 2016 Plan will terminate, and no further awards may be granted, 10 years after April 26, 2018, the date on which it was approved by our stockholders. Our board of directors may amend, suspend or terminate the 2016 Plan at any time, except that, if required by applicable law, regulation or stock exchange rule, stockholder approval will be required for any amendment. The amendment, suspension or termination of the 2016 Plan or the amendment of an outstanding award generally may not, without a participant’s consent, materially impair the participant’s rights under an outstanding award.

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

The table below shows the compensation paid to our non-employee directors during 2025 and 2024.

Name		Fees earned or paid in cash ($)	Stock awards ($)	Option awards(3) ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Dr. Francis Duhay	2025	32,500	-	37,500	(1)	-	-	-	70,000
	2024	32,500	-	37,500	(2)	-	-	-	70,000
Dr. Sanjay Shrivastava	2025	37,500	-	37,500	(1)	-	-	-	75,000
	2024	37,500	-	37,500	(2)	-	-	-	75,000
Robert Gray	2025	40,000	-	37,500	(1)	-	-	-	77,500
	2024	40,000	-	37,500	(2)	-	-	-	77,500
Matthew Jenusaitis	2025	37,500	-	37,500	(1)	-	-	-	75,000
	2024	37,500	-	37,500	(2)	-	-	-	75,000

(1) Under the Company’s nonemployee director compensation program, Dr. Duhay, Dr. Shrivastava, Mr. Gray and Mr. Jenusaitis were each granted 564 options to purchase shares of our common stock on December 18, 2024, as part of their compensation for the year ending December 31, 2024, at an exercise price of $89.95 per share. The options were valued at $66.45 per share as of the date of the grant and will vest in equal quarterly portions starting on March 31, 2025 and through December 31, 2025, such that they were fully vested as of December 31, 2025. The grant date value of each grant determined in accordance with FASB ASC Topic 718 was $37,500.

(2) Under the Company’s nonemployee director compensation program, Dr. Duhay, Dr. Shrivastava, Mr. Gray and Mr. Jenusaitis were each granted 395 options to purchase shares of our common stock on December 5, 2023, as part of their compensation for the year ending December 31, 2023, at an exercise price of $125.65 per share. The options were valued at $94.72 per share as of the date of the grant and will vest in equal quarterly portions starting on March 31, 2024 and through December 31, 2024, such that they were fully vested as of December 31, 2024. The grant date value of each grant determined in accordance with FASB ASC Topic 718 was $37,500.

(3) Under the Company’s nonemployee director compensation program, Dr. Duhay, Dr. Shrivastava, Mr. Gray and Mr. Jenusaitis were each granted 3,882 options to purchase shares of our common stock on December 11, 2025, as part of their compensation for the year ending December 31, 2025, at an exercise price of $12.32 per share. The options were valued at $9.66 per share as of the date of the grant and will vest in equal quarterly portions starting on March 31, 2026 and through December 31, 2026, such that they will fully vest by December 31, 2026. The grant date value of each grant determined in accordance with FASB ASC Topic 718 was $37,500.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 24, 2026, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group.

Applicable percentage ownership is based on 655,521 shares of common stock outstanding as the date of this Form 10-K. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or dispositive power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 24, 2026. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and dispositive power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

	Beneficial Ownership
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage
5% Stockholders
Perceptive Life Sciences Master Fund Ltd. (2)	58,520	8.9%
Thomas A. Satterfield, Jr. (3)	52,071	7.9%
Kingdon Capital Management, L.L.C. (4)	38,836	5.9%
Braeden Lichti (5)	33,151	5.1%

Named Executive Officers and Directors
Robert A. Berman (6)	45,753	6.5%
Marc Glickman, M.D.(7)	23,827	3.5%
Hamed Alavi (8)	18,620	2.8%
Jennifer Bright (9)	3,333	*
Dr. Francis Duhay (10)	5,221	*
Dr. Sanjay Shrivastava (10)	2,983	*
Robert Gray (10)	3,034	*
Matthew Jenusaitis (10)	3,188	*
All directors and executive officers as a group (8 persons)	105,959	14.0%

* Represents beneficial ownership of less than 1%.

(1)	Except as otherwise noted below, the address for each person or entity listed in the table is c/o enVVeno Medical Corporation, 70 Doppler, Irvine, California 92618.
(2)	Based on a Schedule 13G/A filed by the Perceptive Life Sciences Master Fund Ltd. (the “Master Fund”) and Company records. As of February 17, 2026, the Master Fund directly holds 58,520 shares of common stock as adjusted for the reverse stock split. Perceptive Advisors serves as the investment manager to the Master Fund and may be deemed to beneficially own such shares. Mr. Joseph Edelman is the managing member of Perceptive Advisors and may be deemed to beneficially own such shares.
(3)	Based on a Schedule 13G filed by Thomas A. Satterfield, Jr. filed on November 19, 2025. Mr. Satterfield directly holds 52,071 shares of common stock as adjusted for the reverse stock split.
(4)	Based on a Schedule 13G filed by Kingdon Capital Management, L.L.C. (“Kingdon”). As of September 9, 2025, Kingdon directly holds 38,836 shares of common stock or securities as adjusted for the reverse stock split that are exercisable into shares of common stock within 60 days of September 9, 2025.
(5)	Based on a Schedule 13G filed by Braeden Lichti and Northstrive Fund II LP (“Northstrive”) on February 10, 2026. Mr. Lichti and Northstrive directly hold 31,151 shares of common stock. Mr. Lichti is the manager of Northstrive and may be deemed to beneficially own such shares.
(6)	Includes 45,120 shares of common stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 24, 2026.
(7)	Includes 23,782 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 24, 2026.
(8)	Includes 18,620 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 24, 2026.
(9)	Includes 3,333 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 24, 2026.
(10)	Includes 2,719 shares of common stock that are issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 24, 2026.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2024 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) one percent of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive Compensation.”

None.

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

To the best of our knowledge, during the past two fiscal years, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds the lesser of (A) $120,000 or (B) one percent of our average total assets at year-end for the last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

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

Audit Fees. The aggregate fees billed by CBIZ CPAs P.C. (“CBIZ”) for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2025 totaled $249,000. The aggregate fees billed by Marcum LLP (“Marcum”) for professional services rendered for the review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2024 totaled $226,000. The above amounts are for services rendered in connection with audits and reviews of consolidated financial statements and the issuance of consents in connection with registration statements.

All Other Fees. None.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee is ultimately responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. Our engagement of CBIZ and Marcum to conduct all audit and permissible non-audit related activities incurred during fiscal years 2025 and 2024 were approved by our audit committee in accordance with these procedures.

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

Exhibit Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2020).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2025).
3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 2, 2020).
3.4	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2021).
3.5	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2026).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-220372) filed on September 7, 2017).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2020).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2020).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2020).
4.5	Form of Warrant Agent Agreement, inclusive of Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2020).
4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1/A (No. 333-239658) filed on July 16, 2020).
4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2020).

4.8	Form of Warrant Agent Agreement (including Form of Warrant Certificate) (incorporated by reference to Exhibit 4.20 to the Registrant’s Registration Statement on Form S-1/A (No. 333 -251528) filed on February 5, 2021).
4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2021).
4.10	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 8, 2021).
4.11	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
4.12	Form of Tranche A Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
4.13	Form of Tranche B Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
4.14	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
4.15	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)
4.16	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2024).
4.17	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 30, 2024).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on December 14, 2017).
10.2	Employment Agreement, dated as of March 30, 2018, by and between the Registrant and Robert A. Berman. (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on April 16, 2018).
10.3	Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.50 to the Registrant’s Registration Statement on Form S-1/A (No. 333-220372) filed on May 14, 2018).
10.4	Amendment No. 1 to Amended and Restated 2016 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
10.5	Amendment No. 2 to Amended and Restated 2016 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021).
10.6	Form of Stock Option Grant under Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.7	Form of Restricted Stock Unit under Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
10.8	Employment Agreement, dated as of July 26, 2019, by and between enVVeno Medical Corporation and Marc Glickman, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2019).
10.9	Employment Agreement, dated as of July 29, 2020, by and between enVVeno Medical Corporation and Hamed Alavi. (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.10	Form of Securities Purchase Agreement, dated October 6, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
10.11	Form of Placement Agency Agreement, dated October 6, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).

10.12	Form of Registration Rights Agreement, dated October 6, 2023 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 12, 2023).
10.13	Employment Agreement, dated as of May 16, 2025, by and between enVVeno Medical Corporation and Jennifer Bright (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).
10.14	At The Market Offering Agreement, dated October 30, 2025, by and between enVVeno Medical Corporation and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2025).
14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
19.1	Insider Trading Policy*
21.1	Subsidiaries of the registrant incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
23.1	Consent of Marcum LLP, independent registered public accounting firm*
23.2	Consent of CBIZ CPAs P.C., independent registered public accounting firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act*
99.1	Compensation Clawback Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024).
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished and not filed herewith.

ITEM 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2026	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jennifer Bright
Jennifer Bright
Chief Financial Officer
(Principal Financial and Accounting Officer)

ENVVENO MEDICAL CORPORATION

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

enVVeno Medical Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of enVVeno Medical Corporation (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustment to the 2024 consolidated financial statements for the reverse stock split described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company other than with respect to the reverse stock split and, accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2015 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY

March 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

enVVeno Medical Corporation

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments for the impact of the reverse stock split as discussed in Note 1 to the consolidated financial statements (the “Reverse Stock Split Adjustments”), the accompanying consolidated balance sheet of enVVeno Medical Corporation (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”) (the 2024 financial statements before the effects of the Reverse Stock Split Adjustments). In our opinion, based on our audit, the financial statements, before the effects of the Reverse Stock Split Adjustments, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the Reverse Stock Split Adjustments and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by CBIZ CPAs P.C.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum LLP

We served as the Company’s auditor from 2015 to 2025.

New York, NY

February 27, 2025

ENVVENO MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except par values, unless otherwise indicated)

	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$3,065	$1,754
Short-term investments	25,147	41,399
Prepaid expenses and other current assets	614	581
Total current assets	28,826	43,734
Property and equipment, net	51	182
Operating lease right-of-use assets, net	654	1,007
Security deposits and other assets	31	31
Total assets	$29,562	$44,954

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,732	$1,731
Current portion of operating lease liabilities	390	364
Total current liabilities	2,122	2,095
Long-term operating lease liabilities	310	700
Total liabilities	2,432	2,795

Commitments and Contingencies – Note 10

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000 shares authorized: no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000 shares authorized, 656 and 501 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	198,457	194,014
Accumulated deficit	(171,327)	(151,855)
Total stockholders’ equity	27,130	42,159
Total liabilities and stockholders’ equity	$29,562	$44,954

See accompanying notes to consolidated financial statements.

ENVVENO MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	For the Years Ended
	December 31,
	2025	2024

Operating expenses:
Research and development expenses	$9,981	$12,249
Selling, general and administrative expenses	10,918	11,577
Loss from operations	(20,899)	(23,826)
Other income:
Realized gain from sales of trading securities	1,126	1,640
Unrealized loss from trading securities	(391)	(22)
Interest income	692	389
Total other income	1,427	2,007

Net loss	$(19,472)	$(21,819)

Net loss per basic and diluted common share:	$(33.06)	$(44.53)

Weighted average number of common shares outstanding:
Basic and diluted	589	490

See accompanying notes to consolidated financial statements.

ENVVENO MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, unless otherwise indicated)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	501	$-	$194,014	$(151,855)	$42,159
Issuance of common stock from At-the-Market offering (ATM), net of fees	78	-	782	-	782
Exercise of common stock warrants	77	-	241	-	241
Stock-based compensation	-	-	3,420	-	3,420
Net loss	-	-	-	(19,472)	(19,472)
Balance, December 31, 2025	656	$-	$198,457	$(171,327)	$27,130

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	381	$-	$176,236	$(130,036)	$46,200
Issuance of common stock and pre-funded warrants in public offering, net of fees	120	-	13,591	-	13,591
Stock-based compensation	-	-	4,141	-	4,141
Options exercised	-	-	46	-	46
Net loss	-	-	-	(21,819)	(21,819)
Balance, December 31, 2024	501	$-	$194,014	$(151,855)	$42,159

See accompanying notes to consolidated financial statements.

ENVVENO MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unless otherwise indicated)

	For the Years Ended
	December 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(19,472)	$(21,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,420	4,141
Depreciation and amortization	136	189
Amortization of right-of-use assets	353	339
Unrealized loss from investments	391	22
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(33)	(70)
Accounts payable, accrued expenses and other current liabilities	1	698
Operating lease liabilities	(364)	(338)
Net cash used in operating activities	(15,568)	(16,838)

Cash Flows from Investing Activities
Maturities of investments	61,879	56,939
Purchase of investments	(46,018)	(55,567)
Purchases of property and equipment	(5)	(37)
Net cash provided by investing activities	15,856	1,335

Cash Flows from Financing Activities
Proceeds from the sale of common stock and pre-funded warrants in public offering, net of fees	-	13,591
Proceeds from sale of common stock in At-the-Market offering, net of fees	782	-
Proceeds from exercise of warrants	241	-
Proceeds from exercise of stock options	-	46
Net cash provided by financing activities	1,023	13,637

Net increase (decrease) in cash and cash equivalents	1,311	(1,866)
Cash and cash equivalents, beginning of year	1,754	3,620
Cash and cash equivalents, end of year	$3,065	$1,754

See accompanying notes to consolidated financial statements.

ENVVENO MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business Organization and Nature of Operations

The Company

enVVeno Medical Corporation (the “Company”) is a medical device company focused on the advancement of innovative bioprosthetic (tissue-based) solutions to improve the standard of care for the treatment of venous disease. The Company is developing a replacement venous valve for patients suffering from severe Chronic Venous Insufficiency (“CVI”) of the deep venous system of the leg.

The Company first developed the VenoValve®, which was a potential first-in-class surgical replacement venous valve (the Company received a not-approvable letter from the U.S. Food and Drug Administration (“FDA”) in response to its PMA application for the VenoValve in August 2025). The Company is now focused on its next-generation, non-surgical venous valve product, called the enVVe® system. The enVVe System consists of the enVVe Valve, enVVe Delivery System, enVVe Nose Cone, the enVVe Delivery System Accessories, and the enVVe Crimping System. The enVVe Valve is a first-in-class, non-surgical, transcatheter based replacement venous valve being developed for the treatment of severe CVI. The enVVe Valve is designed to act as a one-way valve, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs. The Company has completed pre-clinical testing on the enVVe System and has begun discussions with the FDA regarding the enVVe pivotal trial, which it expects to begin in 2026.

The enVVe System is being developed for approval by the FDA.

2026 Reverse Stock Split

At the annual meeting of the Company’s stockholders held on December 11, 2025 (the “2025 Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, as amended (the “Restated Certificate of Incorporation”), to effect a reverse stock split of our common stock, at a ratio between one-for-five (1:5) and one-for-thirty-five (1:35).

On January 2, 2026, the Company’s board of directors (the “Board”) approved a one-for-thirty-five (1:35) reverse stock split of the outstanding shares of our common stock (the “Reverse Stock Split”). On January 16, 2026, the Company filed an amendment to the Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, which became effective on January 20, 2026. The amendment did not change the number of authorized shares of our common stock.

Except as the context otherwise requires, all common stock share numbers, share price amounts (including exercise prices, conversion prices, and closing market prices) and shares issued upon the exercise of warrants contained in the audited consolidated financial statements and notes thereto have been retroactively adjusted to reflect the Reverse Stock Split.

Note 2 – Management’s Liquidity Plan

As of December 31, 2025, the Company had a cash balance of $3.1 million, investments of $25.1 million and working capital of $26.7 million. Although the Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, Management believes that our capital resources are sufficient to meet our obligations as they become due within one year after the date of this Annual Report.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 or December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Stock-Based Compensation

The Company has an Equity Incentive Plan under which the Board of Directors may grant restricted stock or stock options to employees and nonemployees. The accounting treatment for stock-based payments to employees and non-employees is substantially equivalent.

Stock-based compensation cost is recorded for all option grants and awards of non-vested stock based on the grant date fair value of the award, and is recognized over the service period required for the award.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740 – Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 was effective for annual periods beginning after December 15, 2024, and required enhanced disclosures related to the income tax rate reconciliation and income taxes paid to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. We adopted ASU 2023-09 effective on January 1, 2025, and have prospectively applied it to all periods presented.

Recent Accounting Standards

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

Note 4 – Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $1.1 million as of December 31, 2025.

Note 5 – Investments

The components of investments were as follows:

	December 31, 2025		December 31, 2024
(In thousands)	Cash Equivalents	Short-Term Investment	Cash Equivalents	Short-Term Investments
Fair Value Level 1
U.S. Government securities	$2,339	$25,147	$1,352	$41,399
Total debt investments	$2,339	$25,147	$1,352	$41,399

Unrealized losses of $0.4 million and $22,000 for the year ended December 31, 2025 and 2024, respectively, from fixed-income securities are primarily attributable to changes in interest rates.

Note 6 – Property and Equipment

Property and equipment consist of the following:

	December 31,
(In thousands)	2025	2024
Laboratory equipment	$566	$566
Computer equipment and software	505	500
Furniture and fixtures and leasehold improvements	373	373
Total property and equipment	1,444	1,439
Less: accumulated depreciation	(1,393)	(1,257)
Total property and equipment, net	$51	$182

Depreciation expense was $0.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively, and is reflected in general and administrative expenses in the accompanying statements of operations.

Note 7 – Right-of-Use Assets and Liabilities

The Company leases its facility in Irvine, California under an operating lease which it amended in November 2021 to extend the lease term an additional 60 months through September 30, 2027. The lease rate at the date of the amendment was approximately $30,000 per month with escalating payments adjusting annually. In connection with the lease, the Company is obligated to pay approximately $7,000 monthly for operating expenses for building repairs and maintenance. The Company has no other operating or financing leases with terms greater than 12 months.

Lease liabilities were determined using the Company’s estimated incremental borrowing rate of 3.95% to estimate the present value of the remaining monthly lease payments.

Our operating lease cost is as follows:

(In thousands)	For the Year Ended December 31, 2025
Operating lease cost	$389

Supplemental cash flow information related to our operating lease is as follows:

(In thousands)	For the Year Ended December 31, 2025
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$399

Remaining lease term and discount rate for our operating lease is as follows:

December 31, 2025
Remaining lease term	1.7 years
Discount rate	3.95%

Maturity of our lease liabilities by fiscal year for our operating lease is as follows:

(In thousands)
Year ended December 31, 2026	$411
Year ended December 31, 2027	315
Total lease liability	726
Less: Imputed interest	(26)
Present value of our lease liability	$700

Note 8 – Accounts payable, accrued expenses and other current liabilities

Accounts payable, accrued expenses and other current liabilities consist of the following:

	December 31,
(In thousands)	2025	2024
Accounts Payable	$358	$1,006
Accrued compensation costs	679	604
Accrued clinical costs	445	-
Accrued severance	116	-
Other accrued expenses	134	121
Total accounts payable, accrued expenses and other current liabilities	$1,732	$1,731

Note 9 – Income Taxes

The domestic and foreign components of net loss before income taxes are as follows:

	For the Years Ended December 31,
(In thousands)	2025	2024
Domestic	$(19,472)	$(21,819)
Foreign	-	-
Net loss before income taxes	$(19,472)	$(21,819)

The following summarizes the Company’s income tax provision (benefit):

	For the Years Ended December 31,
(In thousands)	2025	2024
Federal:
Current	$-	$-
Deferred	(3,174)	(4,030)

State and local:
Current	-	-
Deferred	(1,069)	(1,393)
	(4,243)	(5,423)
Change in valuation allowance	4,243	5,423
Income tax provision (benefit)	$-	$-

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures by requiring more granular disaggregation in the effective tax rate (“ETR”) reconciliation and providing expanded information regarding income taxes paid, categorized by jurisdiction. The Company adopted the provisions of ASU 2023-09 on a prospective basis effective January 1, 2025.

In accordance with this guidance, the following table provides a disaggregated reconciliation of the Company’s effective income tax rate to the U.S. statutory federal income tax rate:

	For the Year Ended December 31, 2025
	Percentage	Amount (In thousands)
Tax benefit at federal statutory rate	21.0%	$(4,089)
State taxes, net of federal benefit	-	-
Foreign tax effects	-	-
Effects of changes in tax laws or rates enacted	-	-
Effect of cross-border tax laws	-	-
Tax credits:
Research and development costs	-	-
Changes in valuation allowance	(16.3)%	3,174
Nontaxable or nondeductible items:
Stock-based compensation	(1.9)%	373
Others	(0.5)%	90
Changes in unrecognized tax benefits	-	-
Other adjustments:
Stock-based compensation true-up	(2.5)%	486
Other adjustments	0.2%	(34)
Effective income tax	0.0%	$-

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective tax rate for the year ended December 31, 2024 is as follows in accordance with the guidance prior to adoption of ASU 2023-09:

For the Year Ended December 31,
2024
Tax benefit at federal statutory rate	(21.0)%
State taxes, net of federal benefit	(7.0)%
Nondeductible compensation	3.8%
Permanent differences	(0.1)%
True up adjustments	(0.5)%
Change in valuation allowance	24.8%
Effective income tax rate	0.0%

The Company’s state and local income tax expense is primarily driven by its operations in California. For the year ended December 31, 2025, California represents greater than 50% of the state and local income tax component of the effective tax rate reconciliation. No other individual state or local jurisdiction accounted for more than 50% of the aggregate state and local tax effect for the year ended December 31, 2025.

Significant components of the Company’s deferred tax assets are as follows:

	For the Years Ended December 31,
(In thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$28,054	$22,163
Research and development credit carryforwards	186	186
Research and development expense	3,845	5,347
Intangible assets	202	190
Operating lease liability	196	298
Stock-based compensation	1,942	2,245
Impairment loss	137	137
Property and equipment	68	25
Unrealized loss on short-term investments	110	6
Total gross deferred tax assets	34,740	30,597
Deferred tax liabilities
Operating lease asset	(183)	(282)
Unrealized gain on short-term investments	-	-
Property and equipment	-	-
Total net deferred tax assets	34,557	30,315
Less: valuation allowance	(34,557)	(30,315)
Total deferred tax assets	$-	$-

On July 4, 2025 the One Big Beautiful Bill Act, or OBBBA, was enacted. The legislation includes several changes to the U.S. federal corporate income tax law, among other things, reinstating 100% bonus depreciation on qualified fixed assets, immediate expensing of domestic research and development expenditures, and favorable rules for determining the limitation on business interest expense. These changes were retroactively enacted for tax years beginning after December 31, 2024 with certain provisions effective after January 19, 2025 and were reflected in the income tax provision for the year ended December 31, 2025. The provisions of the OBBBA did not have a material impact on the effective income tax rate.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of any future tax benefit is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that recognition of the deferred tax assets arising from the above listed future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $4.2 million and $5.4 million during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the Company net operating loss carryforwards for federal income tax purposes of approximately $95.6 million and $72.2 million, respectively. Of this, pre-2018 federal NOLs of approximately $12.0 million may be carried forward for twenty years and begin to expire in 2029. The remaining post 2018 federal NOLs of approximately $83.6 million can be carried forward indefinitely and could be used to offset up to 80% of taxable income in all the future years.

As of December 31, 2025 and 2024, the Company had net operating loss carryforwards for state income tax purposes of approximately $114.0 million and $97.7 million, respectively, which can be carried forward for twenty years and begin to expire in 2029.

To the extent the Company utilizes its NOL carryforward in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities of the future period tax return in which the attribute is utilized. The Company also has federal research and development tax credit carryforwards of approximately $0.2 million which begin to expire in 2027.

The utilization of the Company’s net operating loss carryforwards and research tax credit carryovers could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383 of the Code, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not completed an analysis of an ownership change under Section 382 of the Code. To the extent that a study is completed and an ownership change is deemed to occur, the Company’s net operating losses and tax credits could be limited.

The Company files income tax returns in the U.S. federal jurisdiction as well as California and local jurisdictions and is subject to examination by those taxing authorities. The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2025, 2024, 2023, 2022 and 2021, although carryforward attributes that were generated for tax years prior to 2021 may still be adjusted upon examination by the IRS or state tax authorities if they either have been, or will be, used in future period. No tax audits were initiated during 2025 or 2024. For the fiscal year ended December 31, 2025, the Company did not make any payments for federal or state income taxes, net of refunds received.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2025 and 2024. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.

Note 10 – Commitments and Contingencies

Litigation Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 11 –Stockholders’ Equity

Equity Issuances

The Company completed equity transactions during the years ended December 31, 2025 and 2024. The following table provides an overview of those transactions:

(In thousands)

Date	Description	Type	Number of Shares	Transaction Fees	Net Proceeds
2025
November 4 through December 19	At-the-Market Offering (ATM)	Common Stock	78	$234	$782

2024
September 30	Confidentially Marketed Public Offering (CMPO)	Common Stock	120	$1,409	$13,591

The 2025 transaction is a result of the sale the common stock under an At-the-Market Agreement (“ATM”), entered into on October 30, 2025 to create an at-the-market equity program under which the Company may sell up to $50 million of shares of its common stock from time to time.

The 2024 transaction included approximately 2,000 pre-funded warrants and approximately 9,000 warrants to the underwriter with a weighted average exercise price of the warrants is $140.88 and a fair value of $1.0 million based on the Black Scholes method and the following weighted average input assumptions:

Contractual life	5.0 years
Volatility	90%
Risk free interest rate	4%
Dividend yield	0.00%

Warrants

A summary of warrant activity is presented below:

	Common Stock
	Number of Warrants (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value (In thousands)
Outstanding, January 1, 2024	489	$227.15	3.03	$14,096
Issued	11	111.30
Expired	(138)	253.04
Outstanding, December 31, 2024	362	213.92	2.80	8,505
Exercised	(77)	-
Expired	(22)	303.07
Outstanding and exercisable, December 31, 2025	263	$267.78	0.92	$63

Note 12 – Stock-based Compensation

Omnibus Incentive Plan

The Company issues stock-based awards under its Company’s 2016 Omnibus Incentive Plan, as amended, which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, other stock-based awards and cash awards to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2016 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant.

The 2016 Plan is to be administered by the Board, which has discretion over the awards and grants thereunder. No awards may be issued after April 26, 2028.

The number of shares authorized to be issued under the Plan is automatically adjusted from time to time when the Company issues additional shares of common stock or securities that are convertible or exercisable into shares of common stock (other than pursuant to the Plan) such that shares authorized under the plan after such issuance shall be equal to at least 20% of the issued and outstanding shares of the Company on a fully diluted basis. As of December 31, 2025 there are 220,150 shares authorized to be issued and 33,678 remaining available for future issuance under the Plan.

Stock Options

The fair value of each option grant is estimated at the grant date using the Black Scholes method. The following assumptions were used in estimating fair value:

	2025	2024
Expected term	5.0 – 6.5 years	5.5 – 6.5 years
Volatility	87 – 100%	89 – 91%
Risk free interest rate	3 – 4%	3 – 4%
Dividend yield	0.00%	0.00%

A summary of the option activity is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of Options (In thousands)	Average Exercise Price	Remaining Life In Years	Value (In thousands)
Outstanding, January 1, 2024	136	$274.75	8.0	$1,444
Granted	35	153.35
Exercised	-	125.65
Forfeited	(2)	188.44
Outstanding, December 31, 2024	169	251.08	7.5	306
Granted	33	78.38
Forfeited	(15)	249.15
Outstanding, December 31, 2025	186	$220.76	7.1	$-

Exercisable, December 31, 2025	134	$267.37	6.4	$-

The Company includes stock-based compensation expense in selling, general and administrative expenses, and recognized $3.4 million and $4.1 million during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, there was $3.2 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.6 years.

Restricted Stock Units

The Company also issues restricted shares and restricted stock units under the 2016 Plan. As of December 31, 2024, there were 11,428 restricted stock units issued and outstanding. As of December 31, 2025, vesting conditions required for the restricted stock units was not achieved and the restricted stock units were cancelled.

Note 13 – Net Loss Per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share:

	December 31,
(In thousands)	2025	2024
Shares of common stock issuable upon exercise of warrants	263	281
Shares of common stock issuable upon exercise of options	186	181
Potentially dilutive common stock equivalents excluded from diluted net loss per share	449	462

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

	For the Years Ended December 31,
(In thousands)	2025	2024
Research and Development:
Employee expense	$5,339	$4,984
Clinical	3,216	5,345
Product	840	1,147
Other	586	773
Total research and development	9,981	12,249
Selling, general and administrative expense
Employee expense	6,147	6,285
Professional fees	1,558	2,451
Occupancy	597	626
Insurance	610	655
Other	2,006	1,560
Total selling, general and administrative expense	10,918	11,577
Loss from operations	20,899	23,826
Adjustments and reconciling items	(1,427)	(2,007)
Net loss	$19,472	$21,819

Adjustments and reconciling items in the above table consist of interest income and realized and unrealized gains and losses related to our investments in U.S. Treasury securities.

Note 15 – Subsequent Events

2026 Reverse Stock Split

On December 11, 2025, the Company completed its 2025 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders, among other things, granted authority to the Company’s Board of Directors to effectuate a reverse stock split of the Company’s common stock at a ratio of between one-for-five and one-for-thirty-five, with such ratio to be determined at the sole discretion of the Company’s Board of Directors (the “Board”) and with such reverse stock split to be effected at such time and date, if at all, as determined by the Board in its sole discretion.

On January 20, 2026, the Company effected a one-for-thirty-five (1:35) reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”). As a result of the Reverse Stock Split, every thirty-five (35) shares of issued and outstanding Common Stock was automatically combined into one (1) issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split and any fractional shares resulting from the Reverse Stock Split were rounded down to the nearest whole share and remitted cash payments in lieu of fractional shares. Following the Reverse Stock Split, the number of shares of Common Stock outstanding was reduced from 22,946,223 shares to 655,606 shares.

Pursuant to their terms, proportional adjustments were also made to the Company’s outstanding stock options and warrants such that the number of shares of Common Stock underlying such securities were reduced by a factor of 35 and the exercise prices of such securities were increased by a factor of 35 (by way of example, if prior to the Reverse Stock Split there was an outstanding warrant to purchase 3,500 shares of Common Stock at an exercise price of $0.30 per share, such warrant has now been adjusted following the Reverse Stock Split and is now a warrant to purchase 100 shares of Common Stock at an exercise price of $10.50). The number of authorized shares of Common Stock under the Certificate of Incorporation will remain unchanged at 250,000,000 shares.

Nasdaq Minimum Price Bid Compliance

On February 4, 2026, the Company announced that it has received formal notice from the Listings Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share. Nasdaq confirmed that for the 10 consecutive business days, from January 20, 2026 through February 2, 2026, the closing bid price of the Company’s common stock was at or above $1.00, and as a result, the matter was closed.

