Form 10-Q
period 2026-03-31
enVVeno Medical Corp
filed 2026-05-06
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, there were 667,669 shares of common stock outstanding.

ENVVENO MEDICAL CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED BALANCE SHEETS

(In thousands except par values, unless otherwise indicated)

(Unaudited)

	March 31, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$2,597	$3,065
Short-term investments	22,333	25,147
Prepaid expenses and other current assets	559	614
Total current assets	25,489	28,826
Property and equipment, net	16	51
Operating lease right-of-use assets, net	561	654
Security deposits and other assets	31	31
Total assets	$26,097	$29,562

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,747	$1,732
Current portion of operating lease liabilities	396	390
Total current liabilities	2,143	2,122
Long-term operating lease liabilities	207	310
Total liabilities	2,350	2,432

Commitments and Contingencies – Note 7	-	-

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000 shares authorized, no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000 shares authorized, 656 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Additional paid-in capital	198,923	198,457
Accumulated deficit	(175,176)	(171,327)
Total stockholders’ equity	23,747	27,130
Total liabilities and stockholders’ equity	$26,097	$29,562

See accompanying notes to unaudited condensed financial statements.

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
(In thousands, except per share data)
Operating expenses:
Research and development expenses	$2,111	$2,557
Selling, general and administrative expenses	1,951	2,397
Loss from operations	(4,062)	(4,954)

Other income:
Realized gain from sales of trading securities	238	426
Unrealized loss from trading securities	(43)	(194)
Interest income	22	219
Loss from disposition of property and equipment	(4)	-
Total other income	213	451

Net loss	$(3,849)	$(4,503)

Net loss per basic and diluted common share:	$(5.89)	$(7.75)

Weighted average number of common shares outstanding:
Basic and diluted	654	581

See accompanying notes to unaudited condensed financial statements.

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, unless otherwise indicated)

(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2026	656	$-	$198,457	$(171,327)	$27,130
Effect of reverse stock split	-	-	(1)	-	(1)
Stock-based compensation	-	-	467	-	467
Net loss	-	-	-	(3,849)	(3,849)
Balance, March 31, 2026	656	$-	$198,923	$(175,176)	$23,747

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	501	$-	$194,014	$(151,855)	$42,159
Stock-based compensation	-	-	651	-	651
Net loss	-	-	-	(4,503)	(4,503)
Balance, March 31, 2025	501	$-	$194,665	$(156,358)	$38,307

See accompanying notes to unaudited condensed financial statements.

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unless otherwise indicated)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(3,849)	$(4,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	467	651
Depreciation and amortization	31	40
Loss on disposition of property and equipment	4	-
Amortization of right-of-use assets	93	82
Unrealized loss from investments	43	194
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	55	43
Accounts payable, accrued expenses and other current liabilities	15	(440)
Operating lease liabilities	(97)	(85)
Net cash used in operating activities	(3,238)	(4,018)

Cash Flows from Investing Activities
Maturities of investments	25,012	14,075
Purchases of investments	(22,242)	(8,874)
Net cash provided by investing activities	2,770	5,201

Net (decrease) increase in cash and cash equivalents	(468)	1,183
Cash and cash equivalents, beginning of period	3,065	1,754
Cash and cash equivalents, end of period	$2,597	$2,937

See accompanying notes to unaudited condensed financial statements.

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

The Company first developed the VenoValve®, which was a potential first-in-class surgical replacement venous valve (the Company received a not-approvable letter from the U.S. Food and Drug Administration (“FDA”) in response to its PMA application for the VenoValve in August 2025). The Company is now focused on its next-generation, non-surgical venous valve product, called the enVVe® System. The enVVe System consists of the enVVe Valve, enVVe Delivery System, enVVe Nose Cone, the enVVe Delivery System Accessories, and the enVVe Crimping System. The enVVe Valve is a first-in-class, non-surgical, transcatheter based replacement venous valve being developed for the treatment of severe CVI. The enVVe Valve is designed to act as a one-way valve, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs. The Company has completed pre-clinical testing on the enVVe System.

The Company’s Investigational Device Exemption (“IDE”) application was approved by the FDA authorizing the Company to commence a study of a non-surgical replacement venous valve. The Transcatheter Venous Valve Endoprosthesis (“TAVVE”) pivotal study will evaluate the Company’s minimally invasive enVVe System for patients with severe deep CVI. The first stage of the TAVVE study, which is expected to commence later this year, will consist of 10 patients, whose 30-day safety results will be submitted to the FDA for review. This group of 10 patients will continue to be followed as a separate cohort throughout the study, and their safety and efficacy data will be reported publicly from time to time. The second stage of the study, which will begin immediately after the 30-day safety results for the first group are reported to the FDA, will enroll 220 patients, with 165 patients receiving the enVVe valve, and 55 patients randomized into a control arm who will receive standard of care treatment. The results from the patients who receive the enVVe valve will be compared to the results from the patients in the control arm of the study. The TAVVE study will enroll patients at up to 40 U.S. clinical sites and will include vascular surgeons, interventional radiologists and interventional cardiologists. One year after the 220th patient is enrolled in the second stage of the study, the Company would be eligible to file for FDA post-marketing approval.

2026 Reverse Stock Split

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

Except as the context otherwise requires, all common stock share numbers, share price amounts (including exercise prices, conversion prices, and closing market prices) and shares issued upon the exercise of warrants contained in the unaudited condensed financial statements and notes hereto have been retroactively adjusted to reflect the Reverse Stock Split.

Note 2 – Management’s Liquidity Plan

As of March 31, 2026, the Company had a cash and investment balance of $24.9 million and working capital of $23.3 million. Although the Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, management believes that the Company’s capital resources are sufficient to meet its obligations as they become due within one year after the date of this Quarterly Report, and sustain operations.

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normal recurring items) which are considered necessary for a fair presentation of the Company’s unaudited condensed financial statements of the Company as of and for the three months ended March 31, 2026 and 2025, and as of December 31, 2025.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2026. The accompanying condensed balance sheet as of December 31, 2025 has been derived from the Company’s audited financial statements.

Note 4 – Investments

The components of investments were as follows:

	March 31, 2026		December 31, 2025
(In thousands)	Cash Equivalents	Short-Term Investments	Cash Equivalents	Short-Term Investments
Fair Value Level 1
U.S. Government securities	$2,179	$22,333	$2,339	$25,147
Total debt investments	$2,179	$22,333	$2,339	$25,147

Unrealized losses of $43,000 and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, from fixed-income securities and are primarily attributable to changes in interest rates.

Note 5 – Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $1.6 million and $1.1 million as of March 31, 2026 and December 31, 2025, respectively.

Note 6 – Accounts Payable Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consist of the following:

(In thousands)	March 31, 2026	December 31, 2025
Accounts payable	$813	$358
Accrued compensation costs	382	679
Accrued clinical costs	415	445
Accrued severance	56	116
Other accrued expenses	81	134
Total accounts payable, accrued expenses and other current liabilities	$1,747	$1,732

Note 7 – Commitments and Contingencies

Litigations Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 8 –Stockholders’ Equity

Omnibus Incentive Plan

Stock Options

Stock-based compensation expense is reflected in selling, general and administrative expenses in the accompanying condensed statements of operations and was $0.5 million and $0.7 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $2.2 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.51 years.

There were no options granted or exercised during the three months ended March 31, 2026 and 2025.

There were 4,476 option grants forfeited during the three months ended March 31, 2026 and no option grants were forfeited during the three months ended March 31, 2025.

Warrants

There were no warrants issued or exercised during the three months ended March 31, 2026 and 2025.

There were 85,219 and 262 warrants that expired during the three months ended March 31, 2026 and 2025, respectively.

Note 9 – Net Loss per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share:

(In thousands)	March 31,
	2026	2025
Shares of common stock issuable upon exercise of warrants	172	281
Shares of common stock issuable upon exercise of options	182	180
Potentially dilutive common stock equivalents excluded from diluted net loss per share	354	461

Note 10 – Segment Reporting

The Company has determined that it currently operates in a single segment, Medical Device development, located in a single geographic location, the United States. The accounting policies of the segment are the same as those described in the summary of significant accounting policies set forth in the Company’s Form 10-K, filed with the SEC on March 26, 2026. Since the Company operates in a single segment, the measure of segment total assets and loss from operations is the same as that reported on the accompanying balance sheets as total assets, and the accompanying statement of operations as loss from operations, respectively.

The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM uses operating expenses to measure performance against progress in its clinical trials and its product development. The following table sets forth segment expenses.

	For the Three Months Ended March 31,
(In thousands)	2026	2025
Research and development:
Employee expense	$1,136	$1,369
Clinical	844	872
Product	78	146
Other	53	170
Total research and development	2,111	2,557
Selling, general and administrative expense
Employee expense	1,063	1,234
Professional fees	386	580
Occupancy	161	164
Insurance	144	163
Other	197	256
Total selling, general and administrative expense	1,951	2,397
Loss from operations	4,062	4,954
Adjustments and reconciling Items	(213)	(451)
Net loss	$3,849	$4,503

Adjustments and reconciling items between loss from operations and net loss consist of interest income and realized and unrealized gains and losses related to the Company’s investments in U.S. Treasury securities.

Note 11 – Subsequent Events

On April 29, 2026, the Company announced that the FDA had approved the Company’s IDE application, authorizing the Company to commence a study of a non-surgical replacement venous valve. The TAVVE pivotal study will evaluate the Company’s minimally invasive enVVe System for patients with severe deep CVI. The first stage of the TAVVE study, which is expected to commence later this year, will consist of 10 patients, whose 30-day safety results will be submitted to the FDA for review. This group of 10 patients will continue to be followed as a separate cohort throughout the study, and their safety and efficacy data will be reported publicly from time to time. The second stage of the study, which will begin immediately after the 30-day safety results for the first group are reported to the FDA, will enroll 220 patients, with 165 patients receiving the enVVe valve, and 55 patients randomized into a control arm who will receive standard of care treatment. The results from the patients who receive the enVVe valve will be compared to the results from the patients in the control arm of the study. The TAVVE study will enroll patients at up to 40 U.S. clinical sites and will include vascular surgeons, interventional radiologists and interventional cardiologists. One year after the 220th patient is enrolled in the second stage of the study, the Company would be eligible to file for FDA post-marketing approval.

During April 2026, we raised approximately $0.1 million, net of expenses, through an at-the-market equity offering of 12,148 shares of common stock. Under our at-the-market equity program, which is currently effective and may remain available for us to use in the future, as of the date hereof, we may sell approximately an additional $48.8 million of common stock.

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

The Company first developed the VenoValve®, which was a first-in-class surgical replacement venous valve (the Company received a not-approvable letter from the FDA in response to its PMA application for the VenoValve in August 2025). The Company is now focused on its next-generation, non-surgical venous valve product, called the enVVe® System. The enVVe System consists of the enVVe Valve, enVVe Delivery System, enVVe Nose Cone, the enVVe Delivery System Accessories, and the enVVe Crimping System. The enVVe Valve is a first-in-class, non-surgical, transcatheter based replacement venous valve being developed for the treatment of severe CVI. The enVVe Valve is designed to act as a one-way valve, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs. The Company has completed pre-clinical testing on the enVVe System.

On April 29, 2026, the Company announced that the FDA had approved the Company’s Investigational Device Exemption (“IDE”) application, authorizing the Company to commence a study of a non-surgical replacement venous valve. The Transcatheter Venous Valve Endoprosthesis (“TAVVE®”) pivotal study will evaluate the Company’s minimally invasive enVVe System for patients with severe deep CVI. The first stage of the TAVVE study, which is expected to commence later this year, will consist of 10 patients, whose 30-day safety results will be submitted to the FDA for review. This group of 10 patients will continue to be followed as a separate cohort throughout the study, and their safety and efficacy data will be reported publicly from time to time. The second stage of the study, which will begin immediately after the 30-day safety results for the first group are reported to the FDA, will enroll 220 patients, with 165 patients receiving the enVVe valve, and 55 patients randomized into a control arm who will receive standard of care treatment. The results from the patients who receive the enVVe valve will be compared to the results from the patients in the control arm of the study. The TAVVE study will enroll patients at up to 40 U.S. clinical sites and will include vascular surgeons, interventional radiologists and interventional cardiologists. One year after the 220th patient is enrolled in the second stage of the study, the Company would be eligible to file for FDA post-marketing approval.

We cannot provide any assurance that the enVVe System will receive pre-market approval from the FDA to be marketed and sold in the U.S. (see the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 26, 2026). There are currently no devices approved as surgical or non-surgical replacement venous valves, and there are currently no effective treatments for deep venous CVI caused by incompetent valves.

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

We estimate that there are approximately 3 million patients with severe deep venous CVI in the U.S. including approximately 1.5 million patients that develop venous leg ulcers (C6 patients). The average patient seeking treatment of a venous ulcer spends as much as $30,000 a year on wound care, and the total direct medical costs from venous ulcer sufferers in the U.S. has been estimated to exceed $20 billion a year.

enVVe System

The enVVe System is designed to treat severe deep CVI through a minimally invasive, catheter-based approach. The procedure is performed without the need for open surgery or an overnight hospital stay. Built on the clinical foundation of the VenoValve program, the enVVe Valve incorporates design enhancements intended to improve performance, strength and long-term durability. The enVVe System seeks to address prior FDA concerns discerned in the clinical trial process for the VenoValve related to venous valves implanted via open surgical procedures. In addition to eliminating open surgical complications, its transcatheter approach is expected to broaden adoption by appealing to a wider range of implanting physicians including vascular surgeons, interventional radiologists, and interventional cardiologists.

The Company has completed pre-clinical testing on the enVVe System and, on April 29, 2026, the Company announced that the FDA had approved the Company’s IDE application, authorizing the Company to commence a study of a non-surgical replacement venous valve. The TAVVE pivotal study will evaluate the Company’s minimally invasive enVVe System for patients with severe deep CVI. The first stage of the TAVVE study, which is expected to commence later this year, will consist of 10 patients, whose 30-day safety results will be submitted to the FDA for review. This group of 10 patients will continue to be followed as a separate cohort throughout the study, and their safety and efficacy data will be reported publicly from time to time. The second stage of the study, which will begin immediately after the 30-day safety results for the first group are reported to the FDA, will enroll 220 patients, with 165 patients receiving the enVVe valve, and 55 patients randomized into a control arm who will receive standard of care treatment. The results from the patients who receive the enVVe valve will be compared to the results from the patients in the control arm of the study. The TAVVE study will enroll patients at up to 40 U.S. clinical sites and will include vascular surgeons, interventional radiologists and interventional cardiologists. One year after the 220th patient is enrolled in the second stage of the study, the Company would be eligible to file for FDA post-marketing approval.

Key features of the enVVe System include:

●	Minimally invasive procedure requiring no general anesthesia or overnight hospital stay;
●	Self-expanding frame made from a specially formulated biocompatible nickel and titanium alloy;
●	Frame geometry that accommodates the natural dilation and contraction of the vein;
●	3 enVVe valve sizes to ensure a proper fit across a broad range of vein sizes;
●	Unique, mono-cusp leaflet design that is laser cut from porcine pericardium tissue;
●	Delivery profile of only 13 Fr (4.3 mm) when crimped, giving it the smallest profile of any replacement valve currently in use for the cardiovascular system; and
●	Delivery via an over-the-wire, coaxial, single-stage pull system for ease of use.

VenoValve

In March 2021, the Company received IDE approval from the FDA to initiate the Surgical Anti-reflux Venous Valve Endoprosthesis (“SAVVE®”) U.S. pivotal clinical study evaluating the VenoValve. The prospective, multi-center, single-arm study enrolled 75 patients with severe CVI. An application seeking pre-market approval for the VenoValve was filed in November 2024. In August 2025, the Company received a non-approvable letter from the FDA for the VenoValve and a subsequent appeal was unsuccessful.

Most medical devices start out as surgical iterations and transition to less invasive, trans-catheter delivered versions over time. The Company’s strategy was to first develop the VenoValve, and then to transition to enVVe. That strategy remains intact. The enVVe System could not have been developed without the experience gained from the VenoValve. Because the VenoValve was not approved by the FDA, the Company has elected to forego any potential approval and commercialization efforts outside of the U.S. for the VenoValve and to instead focus its resources on bringing the enVVe System to market.

Data from the SAVVE pivotal study has been presented at vascular conferences throughout the world and has been very well received. Clinicians recognize the need for a replacement venous valve for patients suffering from deep venous CVI and we believe that both the short-term and long-term VenoValve efficacy data has been extremely promising for this difficult to treat patient population. Although interest in a surgical replacement venous valve has been strong, clinicians recognize that long-term the large potential market is best served via a trans-catheter delivered iteration of the device. There continues to be significant interest from clinicians wanting to participate in the TAVVE pivotal study.

Capital

We finished 2025 with approximately $28.2 million of cash and investments and had approximately $24.9 million of cash and investments as of March 31, 2026. Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials, related product development costs, and our ability to successfully bring products to market. We anticipate that our cash burn rate may increase from current levels of approximately $3 million to $4 million per quarter to between $4 million and $5 million per quarter in 2026. Even after considering this increase, we should have sufficient cash and investments to fund operations into the third quarter of 2027.

We have historically funded our operations through financing activities such as the capital raises. We will need to raise additional capital in the future. Any inability to raise additional financing would have a material adverse effect on us.

Based upon our cash and working capital as of March 31, 2026, we have sufficient capital resources to meet our obligations as they become due within at least one year after the date of this Quarterly Report and sustain operations.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

Overview

We reported net losses of $3.8 million and $4.5 million for the three months ended March 31, 2026 and 2025, respectively, representing a decrease in net loss of $0.7 million, or 15%, due to a decrease in operating expenses of $0.9 million, partially offset by a decrease in other income of $0.2 million, as described in further detail below.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our lead product candidate after receiving FDA approval, if ever.

Research and Development Expenses

For the three months ended March 31, 2026, research and development expenses decreased by $0.5 million or 17%, to $2.1 million from $2.6 million for the three months ended March 31, 2025. This decrease primarily resulted from $0.7 million in lower costs related the VenoValve pivotal study as the amount of follow-up for each participant decreases over time and our focus has shifted to the development of the enVVe System, as well as a net decrease of $0.2 million in various other expenses. These decreases were partially offset by an increase of $0.4 million in product development, testing and other expenses related to the enVVe System being developed for approval by the FDA.

Selling, General and Administrative Expenses

For the three months ended March 31, 2026, selling, general and administrative expenses decreased by $0.4 million or 19%, to $2.0 million from $2.4 million for the three months ended March 31, 2025. The decrease was due to the net effect of lower stock-based compensation cost incurred as option grants are issued and vest, as well as a net decrease in various other expenses.

Other Income

For the three months ended March 31, 2026, other income decreased $0.3 million or 53% to $0.2 million from $0.5 million for the three months ended March 31, 2025. Other income in both periods reflects realized gains, interest, and unrealized gains or losses from our program to invest excess cash in U.S. Treasury securities.

Liquidity and Capital Resources

For the three months ended March 31, 2026, the Company incurred losses from operations of $4.1 million and used $3.2 million cash in operating activities. The net cash used in operating activities during the 2026 period decreased by $0.8 million from $4.0 million for the three months ended March 31, 2025 primarily due to the decrease in research and development expenses from 2025 to 2026. Our cash balance as of March 31, 2026, is $2.6 million. In addition, we have $22.3 million in investments, for total cash and investments of $24.9 million.

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

We do not currently have material commitments for capital expenditures or other expenditures with the exception of our facility lease commitment of $0.4 million per year. We expect a nominal increase in purchases of property and equipment and in facility lease costs as we commence the enVVe System pivotal study.

Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials and related product development costs and our ability to successfully bring products to market. We anticipate that our cash burn rate may increase from current levels of approximately $3 million to $4 million per quarter to between $4 million and $5 million per quarter in 2026. Even after considering this increase, we should have sufficient cash and investments to fund operations into the third quarter of 2027.

We have historically funded our operations through financing activities such as the capital raises. We will need to raise additional capital in the future. Any inability to raise additional financing would have a material adverse effect on us.

Based upon our cash and working capital as of March 31, 2026, we have sufficient capital resources to meet our obligations as they become due within at least one year after the date of this Quarterly Report and sustain operations.

Critical Accounting Estimates

The preparation of our condensed financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of expenses, assets and liabilities, and the accompanying disclosures, and the disclosure of contingent liabilities, if any. Critical accounting estimates are those for which uncertainty about the assumptions and estimates could result in outcomes that require a material adjustment to the carrying amount of assets or liabilities in future periods if the actual outcomes differ from estimates.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2026, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Form 10-K, filed with the SEC on March 26, 2026.

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

Date: May 6, 2026	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jennifer Bright
Jennifer Bright
Chief Financial Officer
(Principal Financial and Accounting Officer)

