Form 10-Q
period 2026-06-30
enVVeno Medical Corp
filed 2026-07-30
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 28, 2026, there were 682,722 shares of common stock outstanding.

ENVVENO MEDICAL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED BALANCE SHEETS

(In thousands except par values, unless otherwise indicated)

(Unaudited)

	June 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$2,841	$3,065
Short-term investments	18,645	25,147
Prepaid expenses and other current assets	596	614
Total current assets	22,082	28,826
Property and equipment, net	78	51
Operating lease right-of-use assets, net	469	654
Security deposits and other assets	31	31
Total assets	$22,660	$29,562

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,485	$1,732
Current portion of operating lease liabilities	402	390
Total current liabilities	1,887	2,122
Long-term operating lease liabilities	103	310
Total liabilities	1,990	2,432

Commitments and Contingencies – Note 7	-	-

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000 shares authorized, no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000 shares authorized, 673 and 656 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	199,446	198,457
Accumulated deficit	(178,776)	(171,327)
Total stockholders’ equity	20,670	27,130
Total liabilities and stockholders’ equity	$22,660	$29,562

See accompanying notes to unaudited condensed financial statements.

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development expenses	$2,076	$2,891	$4,187	$5,448
Selling, general and administrative expenses	1,720	4,158	3,671	6,555
Loss from operations	(3,796)	(7,049)	(7,858)	(12,003)

Other income:
Realized gains from sales of trading securities	209	239	447	665
Unrealized loss from trading securities	(22)	(79)	(65)	(273)
Interest income	9	195	31	414
Loss from disposition of property and equipment	-	-	(4)	-
Total other income	196	355	409	806

Net loss	$(3,600)	$(6,694)	$(7,449)	$(11,197)

Net loss per basic and diluted common share:	$(5.37)	$(11.52)	$(11.18)	$(19.27)

Weighted average number of common shares outstanding:
Basic and Diluted	671	581	666	581

See accompanying notes to unaudited condensed financial statements.

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, unless otherwise indicated)

(Unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2026	656	$-	$198,923	$(175,176)	$23,747
Issuance of common stock from At-the-Market offering (ATM), net of fees	17	-	126	-	126
Stock-based compensation	-	-	397	-	397
Net loss	-	-	-	(3,600)	(3,600)
Balance, June 30, 2026	673	$-	$199,446	$(178,776)	$20,670

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2025	501	$-	$194,665	$(156,358)	$38,307
Exercise of common stock warrants	49	-	-	-	-
Stock-based compensation	-	-	1,444	-	1,444
Net loss	-	-	-	(6,694)	(6,694)
Balance, June 30, 2025	550	$-	$196,109	$(163,052)	$33,057

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2026	656	$-	$198,457	$(171,327)	$27,130
Issuance of common stock from At-the-Market offering (ATM), net of fees	17	-	126	-	126
Effect of reverse stock split	-	-	(1)	-	(1)
Stock-based compensation	-	-	864	-	864
Net loss	-	-	-	(7,449)	(7,449)
Balance, June 30, 2026	673	$-	$199,446	$(178,776)	$20,670

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	501	$-	$194,014	$(151,855)	$42,159
Stock-based compensation	-	-	2,095	-	2,095
Common stock issued for exercise of pre-funded warrants	49	-	-	-	-
Net loss	-	-	-	(11,197)	(11,197)
Balance, June 30, 2025	550	$-	$196,109	$(163,052)	$33,057

See accompanying notes to unaudited condensed financial statements.

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unless otherwise indicated)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(7,449)	$(11,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	864	2,095
Depreciation and amortization	(32)	74
Loss on disposition of property and equipment	4	-
Amortization of right-of-use assets	185	178
Unrealized loss from investments	65	273
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	18	119
Accounts payable, accrued expenses and other current liabilities	(247)	907
Operating lease liabilities	(195)	(182)
Net cash used in operating activities	(6,787)	(7,733)

Cash Flows from Investing Activities
Maturities of investments	47,253	24,835
Purchases of investments	(40,816)	(16,807)
Purchases of property and equipment	-	(5)
Net cash provided by investing activities	6,437	8,023

Cash Flows from Financing Activities
Proceeds from sale of common stock in At-the-Market offering, net of fees	126	-
Net cash provided by financing activities	126	-

Net (decrease) increase in cash and cash equivalents	(224)	290
Cash and cash equivalents, beginning of period	3,065	1,754
Cash and cash equivalents, end of period	$2,841	$2,044

See accompanying notes to unaudited condensed financial statements.

ENVVENO MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Business Organization and Nature of Operations

The Company

enVVeno Medical Corporation (the “Company”) is a late-stage medical device company focused on the advancement of innovative bioprosthetic (tissue-based) solutions to improve the standard of care for the treatment of venous disease. The Company is developing a replacement venous valve for patients suffering from severe Chronic Venous Insufficiency (“CVI”) of the deep venous system of the leg.

The Company is focused on its next-generation, non-surgical replacement venous valve, called the enVVe® System. The enVVe System consists of the enVVe Valve, enVVe Delivery System, enVVe Nose Cone, the enVVe Delivery System Accessories, and the enVVe Crimping System. The enVVe Valve is a first-in-class transcatheter based replacement venous valve being developed for the treatment of severe, deep venous CVI. The enVVe Valve is designed to act as a one-way valve, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs.

In April 2026, the U.S. Food and Drug Administration (“FDA”) awarded the Company an Investigational Device Exemption (“IDE”) approval to proceed with a U.S. pivotal study of the enVVe System. The Transcatheter Venous Valve Endoprosthesis (“TAVVE”) pivotal study will evaluate the Company’s minimally invasive enVVe System for patients with severe CVI.

The IDE approval positions the Company to advance what could become the first effective treatment option for the approximately 3 million U.S. patients who suffer from the debilitating impact of severe CVI due to malfunctioning valves in the deep veins of the leg.

The first stage of the TAVVE® study, which is expected to commence in the second half of 2026, will consist of 10 patients, whose 30-day safety results will be submitted to the FDA for review. This group of 10 patients will continue to be followed as a separate cohort throughout the study, and their safety and efficacy data will be reported publicly from time to time. The second stage of the study, which will begin immediately after the 30-day safety results for the first group are reported to the FDA, will enroll 220 patients, with 165 patients receiving the enVVe valve, and 55 patients randomized into a control arm who will receive standard of care treatment. The results from the patients who receive the enVVe valve will be compared to the results from the patients in the control arm of the study. The TAVVE study will enroll patients at up to 40 U.S. clinical sites and will include vascular surgeons, interventional radiologists and interventional cardiologists. One year after the 220th patient is enrolled in the second stage of the study, the Company would be eligible to file for FDA post-marketing approval.

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

Note 2 – Management’s Liquidity Plan

As of June 30, 2026, the Company had a cash and investment balance of $21.5 million and working capital of $20.2 million. Although the Company expects to continue incurring losses for the foreseeable future and will need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, management believes that the Company’s capital resources are sufficient to meet its obligations as they become due within one year after the date of this Quarterly Report, and sustain operations.

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normal recurring items) which are considered necessary for a fair presentation of the Company’s unaudited condensed financial statements of the Company as of and for the three and six months ended June 30, 2026 and 2025, and as of December 31, 2025.

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2026. The accompanying condensed balance sheet as of December 31, 2025 has been derived from the Company’s audited financial statements.

Note 4 – Investments

The components of investments were as follows:

	June 30, 2026		December 31, 2025
(In thousands)	Cash Equivalents	Short-Term Investments	Cash Equivalents	Short-Term Investments
Fair Value Level 1
U.S. Government Securities	$1,402	$18,645	$626	$25,147
Insured Money Market Account	757	-	1,713	-
Total investments	$2,159	$18,645	$2,339	$25,147

Unrealized losses of $22,000 and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively, are from fixed-income securities and are primarily attributable to changes in interest rates.

Note 5 – Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $1.8 million and $1.1 million as of June 30, 2026 and December 31, 2025, respectively.

Note 6 – Accounts Payable Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consist of the following:

(In thousands)	June 30, 2026	December 31, 2025
Accounts payable	$540	$358
Accrued compensation costs	441	679
Accrued clinical costs	392	445
Accrued severance	-	116
Other accrued expenses	112	134
Total accounts payable, accrued expenses and other current liabilities	$1,485	$1,732

Note 7 – Commitments and Contingencies

Litigations Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 8 –Stockholders’ Equity

Omnibus Incentive Plan

Stock Options

Stock-based compensation expense is reflected in selling, general and administrative expenses in the accompanying condensed statements of operations and was $0.4 million and $1.4 million during the three months ended June 30, 2026 and 2025, respectively, and $0.9 million and $2.1 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $1.7 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.36 years.

There were no options granted during the three and six months ended June 30, 2026. There were 17,142 options granted during the three and six months ended June 30, 2025 in connection with entering into certain employment and consulting agreements.

There were no options exercised during the three and six months ended June 30, 2026 and 2025.

There were 7,850 and 12,316 option grants forfeited during the three and six months ended June 30, 2026, respectively. There were 15,110 option grants forfeited during the three and six months ended June 30, 2025.

Warrants

There were no warrants issued or exercised during the three and six months ended June 30, 2026. Pre-funded warrants issued in 2023 and 2021 were exercised for 48,890 shares of common stock during the three and six months ended June 30, 2025 at an exercise price of $0.0001 per pre-funded warrant.

There were no warrants that expired during the three months ended June 30, 2026. There were warrants exercisable for 11,128 shares of common stock that expired during the three months ended June 30, 2025. There were warrants exercisable for 85,219 and 11,390 shares of common stock that expired during the six months ended June 30, 2026 and 2025, respectively.

Equity Issuances

There were approximately 17,000 shares of common stock issued during the three and six months ended June 30, 2026 under our at-the-market equity program resulting in proceeds of $0.1 million, net of transaction fees.

Note 9 – Net Loss per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share:

(In thousands)	June 30,
	2026	2025
Shares of common stock issuable upon exercise of warrants	172	281
Shares of common stock issuable upon exercise of options	174	180
Potentially dilutive common stock equivalents excluded from diluted net loss per share	346	461

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Research and Development:
Employee expense	$1,211	$1,329	$2,347	$2,699
Clinical	670	960	1,514	1,832
Product	112	403	190	548
Other	83	199	136	369
Total research and development	2,076	2,891	4,187	5,448
Selling, General and Administrative Expense:
Employee expense	897	2,310	1,960	3,544
Professional fees	362	308	749	888
Reserve for uncollectible prepaid clinical costs	-	626	-	626
Occupancy	158	151	319	314
Insurance	146	157	290	320
Other	157	606	353	863
Total selling, general and administrative expense	1,720	4,158	3,671	6,555
Loss from Operations	3,796	7,049	7,858	12,003
Adjustments and reconciling items	(196)	(355)	(409)	(806)
Net Loss	$3,600	$6,694	$7,449	$11,197

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

Unless the context requires otherwise, references in this document to “NVNO”, “we”, “our”, “us” or the “Company” are to enVVeno Medical Corporation

Overview

enVVeno Medical Corporation is a late-stage medical device company focused on the advancement of innovative bioprosthetic (tissue-based) solutions to improve the standard of care for the treatment of venous disease. Chronic Venous Disease (“CVD”) is the world’s most prevalent chronic disease, impacting approximately 70% of the adult population of the U.S. Chronic Venous Insufficiency (“CVI”), is a large subset of CVD, which most often occurs when valves inside of the veins of the leg become permanently damaged, resulting in the backwards flow of blood (reflux), blood pooling in the lower leg, increased pressure in the veins of the leg (venous hypertension) and in severe cases, venous ulcers that are difficult to heal. The Company is developing a non-surgical replacement venous valve for patients suffering from severe CVI of the deep venous system of the leg.

The Company is focused on its next-generation, non-surgical replacement venous valve, called the enVVe® System. The enVVe System consists of the enVVe Valve, enVVe Delivery System, enVVe Nose Cone, the enVVe Delivery System Accessories, and the enVVe Crimping System. The enVVe Valve is a first-in-class transcatheter based replacement venous valve being developed for the treatment of severe, deep venous CVI. The enVVe Valve is designed to act as a one-way valve, to help assist in propelling blood up the veins of the leg, and back to the heart and lungs.

In April 2026, the U.S. Food and Drug Administration (“FDA”) awarded the Company an Investigational Device Exemption (“IDE”) approval to proceed with a U.S. pivotal study of the enVVe System. The Transcatheter Venous Valve Endoprosthesis (“TAVVE”) pivotal study will evaluate the Company’s minimally invasive enVVe System for patients with severe CVI.

The IDE approval positions the Company to advance what could become the first effective treatment option for the approximately 3 million U.S. patients who suffer from the debilitating impact of severe CVI due to malfunctioning valves in the deep veins of the leg.

The first stage of the TAVVE study, which is expected to commence in the second half of 2026, will consist of 10 patients, whose 30-day safety results will be submitted to the FDA for review. This group of 10 patients will continue to be followed as a separate cohort throughout the study, and their safety and efficacy data will be reported publicly from time to time. The second stage of the study, which will begin immediately after the 30-day safety results for the first group are reported to the FDA, will enroll 220 patients, with 165 patients receiving the enVVe valve, and 55 patients randomized into a control arm who will receive standard of care treatment. The results from the patients who receive the enVVe valve will be compared to the results from the patients in the control arm of the study. The TAVVE study will enroll patients at up to 40 U.S. clinical sites and will include vascular surgeons, interventional radiologists and interventional cardiologists. One year after the 220th patient is enrolled in the second stage of the study, the Company would be eligible to file for FDA post-marketing approval.

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

The human leg contains three vein systems: the deep vein system, the superficial vein system, and the perforator vein system which connects the deep system to the superficial system. The deep venous system is located below the muscle and facia in the center portion of the leg and is responsible for approximately 90% of the blood flow. In order for blood to return to the heart from the foot, ankle, and lower leg, the calf muscle serves as a pump and pushes the blood up the veins of the leg against gravity and through a series of one-way valves. Each valve is supposed to open as blood passes through, and then close as blood progresses up the veins of the leg to the next valve. CVI occurs when the one-way valves in the veins of the leg fail and become permanently damaged. When the valves fail, gravity causes the blood to flow backwards and in the wrong direction (reflux). As blood pools in the lower leg, pressure inside the veins increases (venous hypertension). Reflux, and the resulting venous hypertension, causes the leg to swell, resulting in debilitating pain, and in the most severe cases, venous ulcers.

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

enVVe System

The enVVe System is designed to treat severe deep CVI through a minimally invasive, catheter-based procedure. The procedure is performed without the need for open surgery or an overnight hospital stay. Built on the clinical foundation of the VenoValve® surgical replacement venous valve program, which demonstrated significant clinical improvement in severe CVI patients, the enVVe System seeks to address prior FDA concerns related to the VenoValve’s open surgical implantation procedure. In addition to eliminating open surgical complications, the enVVe System’s transcatheter approach is expected to broaden adoption by appealing to a wider range of implanting physicians including vascular surgeons, interventional radiologists, and interventional cardiologists.

On April 29, 2026, the Company announced that the FDA had approved the Company’s IDE application, authorizing the Company to commence a pivotal study for the enVVe System. The TAVVE pivotal study will evaluate the Company’s minimally invasive enVVe System for patients with severe deep CVI. The first stage of the TAVVE study, which is expected to commence later this year, will consist of 10 patients, whose 30-day safety results will be submitted to the FDA for review. This group of 10 patients will continue to be followed as a separate cohort throughout the study, and their safety and efficacy data will be reported publicly from time to time. The second stage of the study, which will begin immediately after the 30-day safety results for the first group are reported to the FDA, will enroll 220 patients, with 165 patients receiving the enVVe valve, and 55 patients randomized into a control arm who will receive standard of care treatment. The results from the patients who receive the enVVe valve will be compared to the results from the patients in the control arm of the study. The TAVVE study will enroll patients at up to 40 U.S. clinical sites and will include vascular surgeons, interventional radiologists and interventional cardiologists. One year after the 220th patient is enrolled in the second stage of the study, the Company would be eligible to file for FDA post-marketing approval.

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

Capital

We finished 2025 with approximately $28.2 million of cash and investments and had approximately $21.5 million of cash and investments as of June 30, 2026. Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials, related product development costs, and our ability to successfully bring products to market. We anticipate that our cash burn rate may increase from current levels of approximately $3 million to $4 million per quarter to between $4 million and $5 million per quarter in the second half of 2026. Even after considering this increase, we should have sufficient cash and investments to fund operations into the third quarter of 2027.

We have historically funded our operations through financing activities such as capital raises and an at-the-market equity program. We will need to raise additional capital in the future. Any inability to raise additional financing would have a material adverse effect on us.

Based upon our cash and working capital as of June 30, 2026, we have sufficient capital resources to meet our obligations as they become due within at least one year after the date of this Quarterly Report and sustain operations.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

Overview

We reported net losses of $3.6 million and $6.7 million for the three months ended June 30, 2026 and 2025, respectively, representing a decrease in net loss of $3.1 million, or 46%, due to a decrease in operating expenses of $3.3 million, partially offset by a decrease in other income of $0.2 million, as described in further detail below.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our lead product candidate after receiving FDA approval, if ever.

Research and Development Expenses

For the three months ended June 30, 2026, research and development expenses decreased by $0.8 million or 28%, to $2.1 million from $2.9 million for the three months ended June 30, 2025. This decrease primarily resulted from $1.1 million in lower costs related to the VenoValve pivotal study as the amount of follow-up for each participant decreases over time, as well as a net decrease of $0.1 million in various other expenses. These decreases were partially offset by an increase of $0.4 million as our focus has shifted to product development, testing and other expenses related to the enVVe System being developed for approval by the FDA.

Selling, General and Administrative Expenses

For the three months ended June 30, 2026, selling, general and administrative expenses decreased by $2.5 million or 59%, to $1.7 million from $4.2 million for the three months ended June 30, 2025. The decrease was due to the net effect of lower stock-based compensation cost incurred as option grants are issued and vest representing $1.0 million, as well as a non-recurring $0.6 million reserve for potentially uncollectible prepaid clinical costs and a non-recurring severance expense of $0.3 million recorded during the three months ended June 30, 2025, and a net $0.6 million related to various other expenses.

Other Income

For the three months ended June 30, 2026, other income decreased $0.2 million or 45% to $0.2 million from $0.4 million for the three months ended June 30, 2025. Other income in both periods reflects realized gains, interest, and unrealized gains or losses from our program to invest excess cash in U.S. Treasury securities.

Comparison of the six months ended June 30, 2026 and 2025

Overview

We reported net losses of $7.4 million and $11.2 million for the six months ended June 30, 2026 and 2025, respectively, representing a decrease in net loss of $3.8 million, or 33%, due to a decrease in operating expenses of $4.2 million, partially offset by a decrease in other income of $0.4 million, as described in further detail below.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our lead product candidate after receiving FDA approval, if ever.

Research and Development Expenses

For the six months ended June 30, 2026, research and development expenses decreased by $1.3 million or 23%, to $4.2 million from $5.5 million for the six months ended June 30, 2025. This decrease primarily resulted from $1.8 million in lower costs related to the VenoValve pivotal study as the amount of follow-up for each participant decreases over time, as well as a net decrease of $0.4 million in various other expenses. These decreases were partially offset by an increase of $0.9 million as our focus has shifted to product development, testing and other expenses related to the enVVe System being developed for approval by the FDA.

Selling, General and Administrative Expenses

For the six months ended June 30, 2026, selling, general and administrative expenses decreased by $2.9 million or 44%, to $3.7 million from $6.6 million for the six months ended June 30, 2025. The decrease was due to the net effect of lower stock-based compensation cost incurred as option grants are issued and vest representing $1.3 million, as well as a non-recurring $0.6 million reserve for potentially uncollectible prepaid clinical costs and a non-recurring severance expense of $0.3 million recorded during the six months ended June 30, 2025, and a net $0.7 million related to various other expenses.

Other Income

For the six months ended June 30, 2026, other income decreased $0.4 million or 49% to $0.4 million from $0.8 million for the six months ended June 30, 2025. Other income in both periods reflects realized gains, interest, and unrealized gains or losses from our program to invest excess cash in U.S. Treasury securities.

Liquidity and Capital Resources

For the six months ended June 30, 2026, the Company incurred losses from operations of $7.9 million and used $6.8 million cash in operating activities. The net cash used in operating activities during the 2026 period decreased by $0.9 million from $7.7 million for the six months ended June 30, 2025 primarily due to the decrease in research and development expenses from 2025 to 2026. Our cash balance as of June 30, 2026, is $2.8 million. In addition, we have $18.7 million in investments, for total cash and investments of $21.5 million.

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

Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials and related product development costs and our ability to successfully bring products to market. We anticipate that our cash burn rate may increase from current levels of approximately $3 million to $4 million per quarter to between $4 million and $5 million per quarter in the second half of 2026. Even after considering this increase, we should have sufficient cash and investments to fund operations into the third quarter of 2027.

We have historically funded our operations through financing activities such as capital raises and an at-the-market equity program. We will need to raise additional capital in the future. Any inability to raise additional financing would have a material adverse effect on us.

Based upon our cash and working capital as of June 30, 2026, we have sufficient capital resources to meet our obligations as they become due within at least one year after the date of this Quarterly Report and sustain operations.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2026, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2026, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 30, 2026	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jennifer Bright
Jennifer Bright
Chief Financial Officer
(Principal Financial and Accounting Officer)

