Form 10-Q
period 2026-09-30
enVVeno Medical Corp
filed 2026-10-29
CIK 1661053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 27, 2026, there were 694,826 shares of common stock outstanding.

ENVVENO MEDICAL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

ENVVENO MEDICAL CORPORATION

CONDENSED BALANCE SHEETS

(In thousands except par values, unless otherwise indicated)

(Unaudited)

	September 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$2,585	$3,065
Short-term investments	15,887	25,147
Prepaid expenses and other current assets	548	614
Total current assets	19,020	28,826
Property and equipment, net	62	51
Operating lease right-of-use assets, net	376	654
Security deposits and other assets	31	31
Total assets	$19,489	$29,562

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,181	$1,732
Current portion of operating lease liabilities	408	390
Total current liabilities	2,589	2,122
Long-term operating lease liabilities	-	310
Total liabilities	2,589	2,432

Commitments and Contingencies – Note 7	-	-

Stockholders’ Equity:
Preferred stock, par value $0.00001, 10,000 shares authorized, no shares issued or outstanding	-	-
Common stock, par value $0.00001, 250,000 shares authorized, 695 and 656 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	200,043	198,457
Accumulated deficit	(183,143)	(171,327)
Total stockholders’ equity	16,900	27,130
Total liabilities and stockholders’ equity	$19,489	$29,562

See accompanying notes to unaudited condensed financial statements.

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development expenses	$2,876	$2,585	$7,063	$8,033
Selling, general and administrative expenses	1,658	2,298	5,329	8,853
Loss from operations	(4,534)	(4,883)	(12,392)	(16,886)

Other income:
Realized gains from sales of trading securities	174	208	621	873
Unrealized loss from trading securities	(23)	(39)	(88)	(312)
Interest income	16	175	47	589
Loss from disposition of property and equipment	-	-	(4)	-
Total other income	167	344	576	1,150

Net loss	$(4,367)	$(4,539)	$(11,816)	$(15,736)

Net loss per basic and diluted common share:	$(6.29)	$(7.89)	$(17.51)	$(27.22)

Weighted average number of common shares outstanding:
Basic and Diluted	694	575	675	578

See accompanying notes to unaudited condensed financial statements.

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, unless otherwise indicated)

(Unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2026	673	$-	$199,446	$(178,776)	$20,670
Issuance of common stock from At-the-Market offering (ATM), net of fees	22	-	187	-	187
Stock-based compensation	-	-	410	-	410
Net loss	-	-	-	(4,367)	(4,367)
Balance, September 30, 2026	695	$-	$200,043	$(183,143)	$16,900

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2025	550	$-	$196,109	$(163,052)	$33,057
Exercise of common stock warrants	28	-	241	-	241
Stock-based compensation	-	-	688	-	688
Net loss	-	-	-	(4,539)	(4,539)
Balance, September 30, 2025	578	$-	$197,038	$(167,591)	$29,447

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2026	656	$-	$198,457	$(171,327)	$27,130
Issuance of common stock from At-the-Market offering (ATM), net of fees	39	-	313	-	313
Effect of reverse stock split	-	-	(1)	-	(1)
Stock-based compensation	-	-	1,274	-	1,274
Net loss	-	-	-	(11,816)	(11,816)
Balance, September 30, 2026	695	$-	$200,043	$(183,143)	$16,900

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	501	$-	$194,014	$(151,855)	$42,159
Exercise of common stock warrants	77	-	241	-	241
Stock-based compensation		-	2,783	-	2,783
Net loss	-	-	-	(15,736)	(15,736)
Balance, September 30, 2025	578	$-	$197,038	$(167,591)	$29,447

See accompanying notes to unaudited condensed financial statements.

ENVVENO MEDICAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unless otherwise indicated)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(11,816)	$(15,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,274	2,783
Depreciation and amortization	(15)	105
Loss on disposition of property and equipment	4	-
Amortization of right-of-use assets	278	267
Unrealized loss from investments	88	312
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	66	34
Accounts payable, accrued expenses and other current liabilities	448	383
Operating lease liabilities	(292)	(273)
Net cash used in operating activities	(9,965)	(12,125)

Cash Flows from Investing Activities
Maturities of investments	65,829	38,381
Purchases of investments	(56,657)	(26,702)
Purchases of property and equipment	-	(5)
Net cash provided by investing activities	9,172	11,674

Cash Flows from Financing Activities
Proceeds from warrant exercises	-	241
Proceeds from sale of common stock in At-the-Market offering, net of fees	313	-
Net cash provided by financing activities	313	241

Net decrease in cash and cash equivalents	(480)	(210)
Cash and cash equivalents, beginning of period	3,065	1,754
Cash and cash equivalents, end of period	$2,585	$1,544

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

The first stage of the TAVVE® study, which is expected to commence in the fourth quarter of 2026, will consist of 10 patients, whose 30-day safety results will be submitted to the FDA for review. This group of 10 patients will continue to be followed as a separate cohort throughout the study, and their safety and efficacy data will be reported publicly from time to time. The second stage of the study, which will begin immediately after the 30-day safety results for the first group are reported to the FDA, will enroll 220 patients, with 165 patients receiving the enVVe valve, and 55 patients randomized into a control arm who will receive standard of care treatment. The results from the patients who receive the enVVe valve will be compared to the results from the patients in the control arm of the study. The TAVVE study will enroll patients at up to 40 U.S. clinical sites and will include vascular surgeons, interventional radiologists and interventional cardiologists. One year after the 220th patient is enrolled in the second stage of the study, the Company would be eligible to file for FDA post-marketing approval.

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

Note 2 – Management’s Liquidity Plan

As of September 30, 2026, the Company had a cash and investment balance of $18.5 million and working capital of $16.4 million. Although the Company expects to continue incurring losses for the foreseeable future and will need to raise additional capital to sustain its operations, pursue its product development initiatives and penetrate markets for the sale of its products, management believes that the Company’s capital resources are sufficient to meet its obligations as they become due within one year after the date of this Quarterly Report, and sustain operations. The timing and extent of pursuing its product development initiatives and penetrating markets for the sale of its products are subject to management’s decisions regarding discretionary spending. This discretion relates to the incremental spending, rather than all operating costs.

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normal recurring items) which are considered necessary for a fair presentation of the Company’s unaudited condensed financial statements of the Company as of and for the three and nine months ended September 30, 2026 and 2025, and as of December 31, 2025.

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2026. The accompanying condensed balance sheet as of December 31, 2025 has been derived from the Company’s audited financial statements.

Note 4 – Investments

The components of investments were as follows:

	September 30, 2026		December 31, 2025
(In thousands)	Cash Equivalents	Short-Term Investments	Cash Equivalents	Short-Term Investments
Fair Value Level 1
U.S. Government Securities	$1,673	$15,887	$626	$25,147
Insured Money Market Account	309	-	1,713	-
Total investments	$1,982	$15,887	$2,339	$25,147

Unrealized losses of $23,000 and $39,000 for the three months ended September 30, 2026 and 2025, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively, are from fixed-income securities and are primarily attributable to changes in interest rates.

Note 5 – Concentrations

The Company maintains cash with major financial institutions. Cash held in United States bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $2.0 million and $1.1 million as of September 30, 2026 and December 31, 2025, respectively.

Note 6 – Accounts Payable Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consist of the following:

(In thousands)	September 30, 2026	December 31, 2025
Accounts payable	$1,080	$358
Accrued compensation costs	485	679
Accrued clinical costs	421	445
Accrued severance	-	116
Other accrued expenses	195	134
Total accounts payable, accrued expenses and other current liabilities	$2,181	$1,732

Note 7 – Commitments and Contingencies

Litigations Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 8 –Stockholders’ Equity

Omnibus Incentive Plan

Stock Options

Stock-based compensation expense is reflected in selling, general and administrative expenses in the accompanying condensed statements of operations and was $0.4 million and $0.7 million during the three months ended September 30, 2026 and 2025, respectively, and $1.3 million and $2.8 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $1.2 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over the weighted average remaining vesting period of 1.23 years.

There were no options granted during the three and nine months ended September 30, 2026. There were no options granted during the three months ended September 30, 2025 and 17,142 options granted during the nine months ended September 30, 2025 in connection with entering into certain employment and consulting agreements.

There were no options exercised during the three and nine months ended September 30, 2026 and 2025.

There were 6,569 and 18,885 option grants forfeited during the three and nine months ended September 30, 2026, respectively. There were no option grants forfeited during the three months ended September 30, 2025 and there were 15,110 option grants forfeited during the nine months ended September 30, 2025.

Warrants

There were no warrants issued during the three and nine months ended September 30, 2026 and 2025.

Pre-funded warrants issued in 2021 were exercised for 25,972 shares of common stock during the three months ended September 30, 2025, at an exercise price of $0.0001 per share. Pre-funded warrants issued in 2023 and 2021 were exercised for 74,862 shares of common stock during the nine months ended September 30, 2025, at an exercise price of $0.0001 per share.

There were no warrants that expired during the three months ended September 30, 2026. There were warrants exercisable for 8,990 shares of common stock that expired during the three months ended September 30, 2025. There were warrants exercisable for 85,219 and 20,380 shares of common stock that expired during the nine months ended September 30, 2026 and 2025, respectively.

Warrants issued in 2024 were exercised for 1,714 shares of common stock during the three and nine months ended September 30, 2025, at an exercise price of $140.875 per share.

A warrant issued in 2021 was exercised during the three and nine months ended September 30, 2025, at an exercise price of $245.00 per share.

Equity Issuances

There were approximately 22,000 and 39,000 shares of common stock issued during the three and nine months ended September 30, 2026, respectively, under our at-the-market equity program resulting in proceeds of $0.2 million and $0.3 million during the three and nine months ended September 30, 2026, respectively, net of transaction fees.

Note 9 – Net Loss per Share

The following table summarizes the number of potentially dilutive common stock equivalents excluded from the calculation of diluted net loss per common share:

(In thousands)	September 30,
	2026	2025
Shares of common stock issuable upon exercise of warrants	172	259
Shares of common stock issuable upon exercise of options	168	181
Potentially dilutive common stock equivalents excluded from diluted net loss per share	340	440

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Research and Development:
Employee expense	$1,420	$1,329	$3,767	$4,028
Clinical	1,233	859	2,747	2,691
Product	143	251	333	799
Other	80	146	216	515
Total research and development	2,876	2,585	7,063	8,033
Selling, General and Administrative Expense:
Employee expense	743	1,251	2,703	4,795
Professional fees	396	335	1,145	1,224
Reserve for (recovery of) uncollectible prepaid clinical costs	-	(291)	-	335
Occupancy	164	165	483	480
Insurance	150	146	440	466
Other	205	692	558	1,553
Total selling, general and administrative expense	1,658	2,298	5,329	8,853
Loss from Operations	4,534	4,883	12,392	16,886
Adjustments and reconciling items	(167)	(344)	(576)	(1,150)
Net Loss	$4,367	$4,539	$11,816	$15,736

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

The first stage of the TAVVE study, which is expected to commence in the fourth quarter of 2026, will consist of 10 patients, whose 30-day safety results will be submitted to the FDA for review. This group of 10 patients will continue to be followed as a separate cohort throughout the study, and their safety and efficacy data will be reported publicly from time to time. The second stage of the study, which will begin immediately after the 30-day safety results for the first group are reported to the FDA, will enroll 220 patients, with 165 patients receiving the enVVe valve, and 55 patients randomized into a control arm who will receive standard of care treatment. The results from the patients who receive the enVVe valve will be compared to the results from the patients in the control arm of the study. The TAVVE study will enroll patients at up to 40 U.S. clinical sites and will include vascular surgeons, interventional radiologists and interventional cardiologists. One year after the 220th patient is enrolled in the second stage of the study, the Company would be eligible to file for FDA post-marketing approval.

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

As previously announced, the FDA approved the Company’s IDE application, authorizing the Company to commence a pivotal study for the enVVe System. The TAVVE pivotal study will evaluate the Company’s minimally invasive enVVe System for patients with severe deep CVI. The first stage of the TAVVE study, which is expected to commence later this year, will consist of 10 patients, whose 30-day safety results will be submitted to the FDA for review. This group of 10 patients will continue to be followed as a separate cohort throughout the study, and their safety and efficacy data will be reported publicly from time to time. The second stage of the study, which will begin immediately after the 30-day safety results for the first group are reported to the FDA, will enroll 220 patients, with 165 patients receiving the enVVe valve, and 55 patients randomized into a control arm who will receive standard of care treatment. The results from the patients who receive the enVVe valve will be compared to the results from the patients in the control arm of the study. The TAVVE study will enroll patients at up to 40 U.S. clinical sites and will include vascular surgeons, interventional radiologists and interventional cardiologists. One year after the 220th patient is enrolled in the second stage of the study, the Company would be eligible to file for FDA post-marketing approval.

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

Capital

We finished 2025 with approximately $28.2 million of cash and investments and had approximately $18.5 million of cash and investments as of September 30, 2026. Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials, related product development costs, and our ability to successfully bring products to market. We anticipate that our cash burn rate may increase from current levels of approximately $3 million to $4 million per quarter to between $4 million and $5 million per quarter in the first half of 2027. The timing and extent of the anticipated increase in cash burn are subject to management’s decisions regarding discretionary spending. This discretion relates to the incremental spending, rather than all operating costs. Even after considering this increase, we should have sufficient cash and investments to fund operations into the fourth quarter of 2027.

We have historically funded our operations through financing activities such as capital raises and an at-the-market equity program. We will need to raise additional capital in the future. Any inability to raise additional financing would have a material adverse effect on us.

Based upon our cash and working capital as of September 30, 2026, we have sufficient capital resources to meet our obligations as they become due within at least one year after the date of this Quarterly Report and sustain operations.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

Overview

We reported net losses of $4.4 million and $4.5 million for the three months ended September 30, 2026 and 2025, respectively, representing a decrease in net loss of $0.2 million, or 3.8%, due to a decrease in operating expenses of $0.4 million, partially offset by a decrease in other income of $0.2 million, as described in further detail below.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our lead product candidate after receiving FDA approval, if ever.

Research and Development Expenses

For the three months ended September 30, 2026, research and development expenses increased by $0.3 million or 11%, to $2.9 million from $2.6 million for the three months ended September 30, 2025. This increase primarily resulted from an increase of $1.0 million associated with product development, testing and other expenses related to the enVVe System being developed for approval by the FDA, as well as the initial costs of launching the TAVVE pivotal study. These increases were partially offset by a decrease of $0.7 million related to the VenoValve pivotal study as the amount of follow-up for each participant decreases over time.

Selling, General and Administrative Expenses

For the three months ended September 30, 2026, selling, general and administrative expenses decreased by $0.6 million or 28%, to $1.7 million from $2.3 million for the three months ended September 30, 2025. The decrease was due to the net effect of lower stock-based compensation cost incurred as option grants are issued and vest representing $0.2 million and a decrease in various other non-recurring legal and consulting expenses totaling $0.7 million. These decreases were partially offset by a non-recurring recovery of a reserve totaling $0.3 million recorded during the three months ended September 30, 2025 for potentially uncollectible prepaid clinical costs totaling $0.6 million recorded during the six months ended June 30, 2025.

Other Income

For the three months ended September 30, 2026, other income decreased $0.1 million or 52% to $0.2 million from $0.3 million for the three months ended September 30, 2025. Other income in both periods reflects realized gains, interest, and unrealized gains or losses from our program to invest excess cash in U.S. Treasury securities.

Comparison of the nine months ended September 30, 2026 and 2025

Overview

We reported net losses of $11.8 million and $15.7 million for the nine months ended September 30, 2026 and 2025, respectively, representing a decrease in net loss of $3.9 million, or 25%, due to a decrease in operating expenses of $4.5 million, partially offset by a decrease in other income of $0.6 million, as described in further detail below.

Revenues

As a developmental stage Company, our revenue, if any, is expected to be diminutive and dependent on our ability to commercialize our product candidates. We are not currently generating revenue and do not expect significant revenue until we successfully commercialize our lead product candidate after receiving FDA approval, if ever.

Research and Development Expenses

For the nine months ended September 30, 2026, research and development expenses decreased by $0.9 million or 12%, to $7.1 million from $8.0 million for the nine months ended September 30, 2025. This decrease primarily resulted from $2.5 million in lower costs related to the VenoValve pivotal study as the amount of follow-up for each participant decreases over time, as well as a net decrease of $0.2 million in various other expenses. These decreases were partially offset by an increase of $1.8 million as our focus has shifted to product development, testing and other expenses related to the enVVe System being developed for approval by the FDA, as well as the initial costs of launching the TAVVE pivotal study.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2026, selling, general and administrative expenses decreased by $3.5 million or 40%, to $5.3 million from $8.9 million for the nine months ended September 30, 2025. The decrease was due to the net effect of lower stock-based compensation cost incurred as option grants are issued and vest representing $1.5 million, as well as a non-recurring $0.3 million reserve for potentially uncollectible prepaid clinical costs and a non-recurring severance expense of $0.3 million recorded during the nine months ended September 30, 2025, and a net $1.4 million related to various other non-recurring legal and consulting expenses.

Other Income

For the nine months ended September 30, 2026, other income decreased $0.6 million or 50% to $0.6 million from $1.2 million for the nine months ended September 30, 2025. Other income in both periods reflects realized gains, interest, and unrealized gains or losses from our program to invest excess cash in U.S. Treasury securities.

Liquidity and Capital Resources

For the nine months ended September 30, 2026, the Company incurred losses from operations of $12.4 million and used $10.0 million cash in operating activities. The net cash used in operating activities during the 2026 period decreased by $2.1 million from $12.1 million for the nine months ended September 30, 2025 primarily due to the decrease in research and development expenses and various other non-recurring legal and consulting expenses from 2025 to 2026. Our cash balance as of September 30, 2026, is $2.6 million. In addition, we have approximately $15.8 million in investments, for total cash and investments of $18.5 million.

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

Our future capital requirements will remain dependent upon a variety of factors, especially including the success of our clinical trials and related product development costs and our ability to successfully bring products to market. We anticipate that our cash burn rate may increase from current levels of approximately $3 million to $4 million per quarter to between $4 million and $5 million per quarter in the first half of 2027. The timing and extent of the anticipated increase in cash burn are subject to management’s decisions regarding discretionary spending. This discretion relates to the incremental spending, rather than all operating costs. Even after considering this increase, we should have sufficient cash and investments to fund operations into the fourth quarter of 2027.

We have historically funded our operations through financing activities such as capital raises and an at-the-market equity program. We will need to raise additional capital in the future. Any inability to raise additional financing would have a material adverse effect on us.

Based upon our cash and working capital as of September 30, 2026, we have sufficient capital resources to meet our obligations as they become due within at least one year after the date of this Quarterly Report and sustain operations.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2026, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2026, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 29, 2026	ENVVENO MEDICAL CORPORATION

	By:	/s/ Robert Berman
Robert Berman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jennifer Bright
Jennifer Bright
Chief Financial Officer
(Principal Financial and Accounting Officer)

